Form 10KSB
period 1993-12-31
COMMERCIAL BANCSHARES INC /WV/
filed 1994-03-29
CIK 726738

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993.
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED].
For the transition period from __________ to __________.

Commission file number 0-20232

                     COMMERCIAL BANCSHARES, INCORPORATED
                     -----------------------------------
             (Exact name of small business issuer in its charter)
             ----------------------------------------------------

           West Virginia                               55-0622108
           -------------                               ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

         415 Market Street
      Parkersburg, West Virginia                         26101
      --------------------------                         -----
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number   (304) 424-0300
                            --------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $5.00 per share
                   ---------------------------------------
                               (Title of class)

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X.    No__.

  Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

  The issuer's revenues for its most recent fiscal year:  $20,437,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1994, based on the average of the bid and asked price on that date:

   Common Stock, $5.00 par value - $21,855,458
   -------------------------------------------

The number of shares outstanding of the issuer's classes of common stock as of March 2, 1994:

   Common Stock, $5.00 par value - 740,863 shares
   ----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held May 11, 1994 are incorporated by reference into Part III.

PART I
- ------

ITEM 1.   BUSINESS

     Commercial BancShares, Incorporated may also be referred to herein as "Commercial". The subsidiaries may be referred to as follows: Commercial Banking and Trust Company as "CB&T", Jackson County Bank as "Jackson", Farmers and Merchants Bank of Ritchie County as "F&M", and The Dime Bank as "Dime".

                      COMMERCIAL BANCSHARES, INCORPORATED

     The management of Commercial Banking and Trust Company of Parkersburg, West Virginia, caused Commercial BancShares, Incorporated to be formed in 1982 to provide greater flexibility in meeting CB&T's capital requirements and to permit future acquisition and ownership of bank-related businesses and the pursuit of other bank-related activities not permitted CB&T under applicable law. On October 28, 1983, the shareholders of CB&T became shareholders of Commercial and CB&T became a wholly-owned subsidiary of Commercial BancShares, Incorporated.

     On January 29, 1985, shareholders of Jackson County Bank, Ravenswood, West Virginia approved an agreement and plan of merger pursuant to which Jackson would merge into a wholly-owned subsidiary of Commercial and thereby become a wholly-owned subsidiary of Commercial. The transaction was finalized March 1, 1985.

     On May 15, 1987, shareholders of Farmers and Merchants Bank of Ritchie County (formerly Farmers and Merchants Bank of Cairo), Harrisville, West Virginia, approved an agreement and plan of merger pursuant to which F&M would merge into a wholly-owned subsidiary of Commercial and thereby become a wholly-owned subsidiary of Commercial. The transaction was finalized November 30, 1987.

     On March 21, 1991, shareholders of The Dime Bank, Marietta, Ohio approved an agreement and plan of merger pursuant to which Dime would merge into a wholly-owned subsidiary of Commercial and thereby become a wholly-owned subsidiary of Commercial. The transaction was finalized February 28, 1992.

     An Agreement and Plan of Merger was entered into September 30, 1993, by and between Commercial and Hometown Bankshares, Middlebourne, West Virginia ("Hometown"). If approved by shareholders of both companies and their regulators, Hometown will merge with and into Commercial and, as a result, Hometown will cease to exist. Shareholders of Hometown would receive 1.512 shares of Commercial's common stock for each share of Hometown stock they own.

                      COMMERCIAL BANKING AND TRUST COMPANY

     CB&T was chartered as a West Virginia Banking Corporation on August 18, 1903, and opened its doors on the corner of Third Street and Court Square, Parkersburg, West Virginia. CB&T remained in its original location until January, 1916, when it acquired the assets of the Parkersburg Banking and Trust Company and moved to its present location at 415 Market Street, Parkersburg, West Virginia. On December 10, 1984 it opened a branch in Mineral Wells, West Virginia. On September 29, 1986 a second branch was opened on Grand Central Avenue in Vienna, West Virginia. A third branch was opened at 2107 Pike Street, Parkersburg, West Virginia on May 8, 1989.

     CB&T provides a complete range of financial services to both retail and commercial customers. Additionally, CB&T has full trust powers and provides a wide variety of those services to individuals, corporations, foundations and others.

                              JACKSON COUNTY BANK

     Jackson County Bank was chartered as a West Virginia Banking Corporation on April 1, 1899, and was originally located on Walnut Street in Ravenswood, West Virginia. In 1958 the present quarters on Wall Street were first occupied.

     As the only full-service commercial bank headquartered in Ravenswood, Jackson provides a complete range of retail banking services to the community's individuals and businesses. Jackson does not provide trust or correspondent banking services.

                  FARMERS AND MERCHANTS BANK OF RITCHIE COUNTY

     F&M was incorporated in 1941 as a West Virginia Banking Corporation with the name "Farmers and Merchants Bank of Cairo" and was located in Cairo, West Virginia. In 1984 offices were rented at 1500 East Main Street in Harrisville, West Virginia, to serve as a branch location. In 1985, the main offices of F&M were moved from Cairo to the Harrisville location, and the Cairo office continued as a branch facility. The Harrisville offices were purchased by F&M in 1987.

     F&M is the smaller of two banks in Harrisville, the county seat of Ritchie County. It offers services normally offered by a full-service commercial bank, including all types of deposit accounts and loans. It does not offer trust services or correspondent banking services.

                                 THE DIME BANK

     The Dime Savings Society of Marietta, Ohio, was converted to a commercial bank, The Dime Bank, on May 1, 1972. At that time, The Dime Savings Society of Marietta had moved from the former Dime Savings Society Building at the corner of Front and Greene Streets to the corner of Second and Putnam Streets in Marietta. On April 1, 1982, The Dime Bank of Ross County, N.A. was merged into The Dime Bank. On December 31, 1983, The Dime Bank sold its branch in Ross County, formerly The Dime Bank of Ross County, N.A., to Kingston National Bank. On March 31, 1986, a group of forty-two investors purchased one hundred percent of the stock of The Dime Bank from American Bancorporation of Wheeling, West Virginia.

     The main offices of The Dime Bank have remained at the Second and Putnam location since May 1, 1972. In June of 1974, The Dime Bank established a branch at Second and Butler Streets in Marietta, Ohio. In February of 1981, Dime established a branch in Devola, on State Route 60.

     Dime is a State of Ohio bank and a member of the Federal Reserve System. Its main operations are conducted at its offices at 200 Putnam Street in Marietta, Ohio, with drive-in banking services at each of the two branches. Dime provides services normally offered by a full-service commercial bank, but does not offer trust services and is not active in correspondent banking services.

                                   EMPLOYEES
     As of December 31, 1993, Commercial and its subsidiaries had 145 full-time equivalent employees.

                                  COMPETITION

     The primary market area of Commercial and its subsidiaries includes Wood, Wirt, Jackson and Ritchie Counties in West Virginia, and Washington County, Ohio, with a secondary market area including Wirt and Pleasants Counties in West Virginia and Monroe, Noble, Morgan and Athens Counties in Ohio.

     As of June 30, 1993, the most recent date for which branch data is available, there were seven banks with 25 locations in Wood County. They reported total deposits of $873,440,000 in the county. CB&T ranked third among the banks with 15.63% of the total bank deposits. In addition there was one savings bank office located in the county and 14 federal credit unions. Total deposits of all institutions in the county were reported at $1,122,281,000. CB&T ranked third among all institutions with 12.17% of the total deposits.

     Six banks had 7 offices located in Jackson County on June 30, 1993, with total bank deposits of $248,091,000. Jackson ranked fourth among the banks, with 17.43% of the bank deposits. In addition to the banks, there is one savings and loan association and one federal credit union located in Jackson County, and total deposits for all financial institutions totaled $265,883,000 at June 30. Jackson ranked fourth among all institutions with 16.27% of the total deposits.

     F&M is the third largest of the five banks with offices in Ritchie County. It has 16.24% of the $79,779,000 in bank deposits in the county. Additionally, there is one federal credit union in Ritchie County, and total deposits for all financial institutions amounted to $79,898,000 at June 30, 1993. F&M ranks third among all financial institutions in the county and has 16.21% of the total deposits.

     As of June 30, 1993, there were nine banks located in Washington County with total deposits of $679,383.000. The Dime Bank is the fifth largest of the nine and holds 5.53% of the total deposits.

     The comparisons made above are not indicative of the highly competitive nature of the financial services industry, where many of the providers are less regulated and are not subject to the same public reporting requirements as banks or bank holding companies. Commercial's banks also compete with other financial service providers such as money market and other mutual funds, finance companies, and a variety of financial service and advisory companies, including those marketed by direct mail. In addition, personal and corporate trust and investment services are offered by insurance companies, investment counseling firms and other business firms and individuals. Despite this high level of competition for deposits, loans and services from several sources, Commercial's banks continue to attract customers who seek personal service provided by local residents at convenient locations.

                           SUPERVISION AND REGULATION

     Commercial is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, Commercial is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board has the authority (which it has not exercised) to regulate provisions of certain bank holding company debt.

     The Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before acquiring substantially all the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these prohibitions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing banks as to be a proper incident thereto. The Act prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. Under Section 106 of the 1970 amendments to the Act and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     CB&T, Jackson F&M and Dime are insured banks organized under the banking laws of the states in which they are headquartered. Accordingly, their operations are subject to Federal and State laws applicable to commercial banks and commercial banks with trust powers and to regulation by the state regulatory authorities and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking Law provides that banks organized thereunder may pay dividends only out of undivided profits.

     The Ohio Division of Banks, the Banking Commissioner of the State of West Virginia, the Federal Reserve Board and the Federal Deposit Insurance Corporation have the discretion to examine the affairs of the various banks for the purpose of determining the financial condition of CB&T, Jackson F&M and Dime.

     Additionally, CB&T, Jackson, F&M and Dime are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Department of Banking of the State of West Virginia, the Ohio Division of Banks, the Internal Revenue Service, the tax departments of Ohio and West Virginia, the county and city governments of the communities in which the banks are located, and other agencies in varying degrees. Commercial, likewise is subject to rules and regulations issued by the regulators noted above, as well as the Securities and Exchange Commission. This control and scrutiny affects the timing and manner in which Commercial and its subsidiaries conduct their business, the level of profitability achieved, and the volume and the type of reports given to the public and government.

               GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

     The earnings and growth of the banking industry and of the banks are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of Commercial BancShares, Incorporated, Commercial Banking and Trust Company, Jackson County Bank, Farmers and Merchants Bank of Ritchie County or The Dime Bank.


ITEM 2.   PROPERTIES

     The principal executive offices of CB&T and Commercial are located at 415 Market Street, Parkersburg, West Virginia. This building, a 3-story bank and office building, is owned by CB&T. During 1984, CB&T constructed a branch office in Mineral Wells, West Virginia. The branch is one and one-half stories with a full basement. During 1986, CB&T constructed a branch office in Vienna, West Virginia, on leased property. At the end of the ten-year lease, CB&T has a fixed purchase price option. The building is a one-story masonry structure with attached drive-in lanes. CB&T subsequently purchased three adjacent lots, one of which is used for parking, and two are vacant. CB&T also leases a portion of a two-story bank building on Pike Street in Parkersburg.

     Jackson owns and occupies a modern two-story masonry bank building at the intersection of Wall Street with State Route 68 on the edge of downtown Ravenswood, West Virginia.

     F&M owns and occupies modern bank buildings in Harrisville and Cairo, West Virginia. The office in Cairo was built in 1974 and is a one-story brick building in colonial style. The Harrisville office is a one-story building of brick construction built in 1971 and remodeled in 1984. In 1988 an addition was made as well as some remodeling.

     Dime's main offices are located at 200 Putnam Street in Marietta, Ohio in an eight-story office building. One-half of the building was constructed in the late 1800's and the other half in the early 1900's. There have been several remodelings. Each floor of the building contains approximately 3,200 square feet. The drive-in facility at Second and Butler Streets was constructed for that purpose in 1974 and has the capacity for four lanes. The site includes an employee parking lot and an automated teller machine. The Devola branch of Dime was constructed in 1981 as a full-service branch, but the bank presently operates a drive-in facility only on the half-acre site.

     In addition to the banking buildings, CB&T, Jackson, F&M Dime and Commercial own other real properties which, when considered in the aggregate, are not material to their operations.


ITEM 3.   LEGAL PROCEEDINGS

     Various actions and proceedings are presently pending to which CB&T, Jackson, F&M and Dime are party. Management considers that the aggregate liabilities, if any, arising from such actions would not have material adverse effect on the consolidated financial position of Commercial.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
- -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 26 of the 1993 Annual Report to shareholders is incorporated herein by reference


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the related comments in the President's letter are included inside the front cover of the 1993 Annual Report to shareholders (page 13 of this Form) and on pages 20 to 25 of the Annual Report (pages 33 to 38 of this
Form).


ITEM 7.   FINANCIAL STATEMENTS

     The report of independent accountants and consolidated financial statements are included on pages 2 through 19 of the 1993 Annual Report to shareholders (pages 15 through 32 of this Form).

     Quarterly Results of Operations for the year ended December 31, 1993 included on page 18 of the 1993 Annual Report to shareholders (page 31 of this Form) are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III
- --------

     The information required by items 9 through 12 in this part is incorporated herein by reference from BancShares' definitive proxy statement dated April 1, 1994 for the annual meeting of shareholders to be held on May 12, 1994, which is included as Exhibit 99.

PART IV
- -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements
          (2)  Financial Statement Schedules
                    The response to this portion of Item 13 is submitted as a separate section of this report.
          (3)  Listing of Exhibits
                    Exhibit 11 - Statement Re: Earnings per share
                    Exhibit 24 - Consent of Independent Accountants
     (b)       Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended December 31, 1993.
     (c)       Exhibits
                    The response to this portion of Item 13 is submitted as a separate section of this report.
     (d)       Financial Statement Schedules
                    None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMERCIAL BANCSHARES, INCORPORATED
                              -----------------------------------
                              (Registrant)
                              ------------


                           By: /s/ William E. Mildren, Jr.
                               ---------------------------
                               William E. Mildren, Jr.
                               Chairman, President and
                               Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William E. Mildren, Jr. 3/25/94            /s/ Larry G. Johnson, 3/24/94
- -----------------------------------            -----------------------------
William E. Mildren, Jr.                        Larry G. Johnson
Chairman, President and                        Secretary-Treasurer
Chief Executive Officer

                                               /s/ James A. Meagle, Jr. 3/25/94
- --------------------------------               --------------------------------
Bruce Bingham                                  James A. Meagle, Jr.
Director                                       Director


/s/ Robert W. Burk, Jr. 3/25/94                /s/ Jack F. Poe, 3/24/94
- --------------------------------               ------------------------
Robert W. Burk, Jr.                            Jack F. Poe
Director                                       Director

                                               /s/ Robert E. Richardson, 3/25/94
- --------------------------------               ---------------------------------
Frank L. Christy                               Robert E. Richardson
Director                                       Director


/s/ A. Vernon Criss, III, 3/25/94
- ---------------------------------              --------------------------------
A. Vernon Criss, III                           W.S. Ritchie, Jr.
Director                                       Director


/s/ Carl E. Dollman, 3/24/94                   /s/ Susan S. Ross, 3/25/94
- ----------------------------                   --------------------------
Carl E. Dollman                                Susan S. Ross
Director                                       Director

                                               ----------------------------
                                               Thomas N. Webster
                                               Director

- ----------------------------                   --------------------------
William E. Mildred, Sr.                        Morris B. Wilkins
Director                                       Director

FORM 10-K--ITEM 14(A)(1) AND (2)

COMMERCIAL BANCSHARES, INCORPORATED

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent auditors of Commercial BancShares, Incorporated and subsidiaries are included in
Item 8:

     Report of independent auditors

     Consolidated balance sheets--December 31, 1993 and 1992

     Consolidated statements of income--Years ended December 31, 1993, 1992 and 1991

     Consolidated statements of shareholders' equity--Years ended December 31, 1993, 1992 and 1991

     Consolidated statements of cash flows--Years ended December 31, 1993, 1992 and 1991

     Notes to consolidated financial statements--December 31, 1993

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.