Form 10QSB
period 1994-03-31
COMMERCIAL BANCSHARES INC /WV/
filed 1994-05-13
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
          For the quarterly period ended March 31, 1994
                                         --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to __________

                         Commission file number 0-20232
                                                -------

                     COMMERCIAL BANCSHARES, INCORPORATED
                     -----------------------------------
      (Exact name of small business issuer as specified in its charter)



         West Virginia                                          55-0622108
         -------------                                          ----------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               identification No.)

                   415 Market Street, Parkersburg, WV  26101
                   -----------------------------------------
                    (Address of principal executive offices)

                                  304-424-0300
                                  ------------
                          (Issuer's telephone number)



Check whether the issue (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     No
   ---    ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              Class                        Outstanding at  March 31, 1994
              -----                       -------------------------------
     Common Stock $5.00 par value                     758,506

                      COMMERCIAL BANCSHARES, INCORPORATED

                                     INDEX


Part I Financial Information                                            Page No.

     Condensed Consolidated Balance Sheet as of March 31, 1994
          and December 31, 1993............................................3

     Condensed Consolidated Statement of  Income for
          Three Months ended March 31, 1994 and 1993.......................4

     Condensed Statement of Changes in Stockholders
          Equity for Three months ended March 31, 1994.....................5

     Consolidated Statement of Cash Flows for the Three
          Months ended March 31, 1994 and 1993.............................6

     Notes to Condensed Consolidated Financial Statements..................7-10

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................11-12

     Part II Other Information.............................................13

     Signatures............................................................13

                         PART I FINANCIAL INFORMATION

             COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                    ASSETS

                                                                    March 31,     Dec. 31,
                                                                       1994         1993
                                                                       ----         ----
                                                                        (unaudited) *
Cash and Due from Banks.......................................       $  9,262   $ 10,172
Interest-Bearing Deposits in Banks............................             99         99
Federal Funds Sold............................................          3,593      7,924
Investment Securities.........................................         56,511     56,269
 (Market Value: $56,855 and $57,274)
Loans - net of unearned discount..............................        181,729    174,476
LESS:  Reserve for Losses.....................................      (   2,443) (   2,388)
Premises and Equipment........................................          5,540      5,658
Notes Receivable..............................................            255        255
Accrued Interest Receivable...................................          1,741      1,659
Foreclosed Properties - Net...................................          1,249      1,253
Other Assets..................................................          3,349      2,840
                                                                     -------------------
 TOTAL ASSETS.................................................       $260,885   $258,217
                                                                     ===================
                            LIABILITIES AND CAPITAL
Deposits:
 Demand - Non-Interest Bearing................................       $ 31,699   $ 32,819
 Demand - Interest Bearing....................................         47,582     47,550
 Savings......................................................         57,147     52,618
 Time Deposits................................................         99,645    101,095
                                                                     -------------------
TOTAL DEPOSITS................................................       $236,073   $234,082
Federal Funds Purchased and Securities
 Sold Under Agreements to Repurchase..........................            963          0
ESOP Borrowings...............................................              0        424
Accrued Interest Payable......................................            537        550
Other Liabilities.............................................          1,585      1,877
                                                                     -------------------
TOTAL LIABILITIES.............................................       $239,158   $236,933
                                                                     -------------------

Shareholders' Equity:
 Preferred Stock (Stated Value: $100)
   Outstanding: 27,165 and 27,165 shares......................       $  2,716   $  2,716
 Common Stock (Par Value $5.00)
   Outstanding: 758,506 shares and 758,506 shares.............          3,793      3,792
 Additional Paid In Capital...................................          5,683      5,683
 Undivided Profits............................................         10,079      9,864
 Net Unrealized Gain (Loss) on Available-for-Sale Securities..      (     196)
 Less: Employee Stock Ownership Plan
       Shares Purchased with Debt.............................              0  (     424)
   Treasury Stock, at cost....................................      (     347) (     347)
                                                                     -------------------
 TOTAL SHAREHOLDERS' EQUITY...................................       $ 21,727   $ 21,284
                                                                     -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................       $260,885   $258,217
                                                                     ===================

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                   (In thousands of dollars
                                                                  except for per share data)
                                                                     Three Months Ended
                                                                          March 31
                                                                      1994       1993
INTEREST INCOME
 Interest and Fees on Loans...............................            $3,730     $3,821
 Interest on Investment Securities
   Taxable Investments....................................               545        542
   Non-taxable Investments................................               139        154
 Interest on Federal Funds Sold...........................                39        106
 Interest on Notes Receivable.............................             (   1)         3
 Interest on Time Deposits with Other Banks...............                 1          1
                                                                      -----------------
   TOTAL INTEREST INCOME..................................            $4,453     $4,627
                                                                      -----------------

INTEREST EXPENSE
 Interest on Deposits.....................................             1,646      1,815
 Interest on Federal Funds Purchased and Securities Sold
   Under Agreement to Repurchase..........................                 2          5
 Interest on Notes Payable................................                 0          0
                                                                      -----------------
     TOTAL INTEREST EXPENSE...............................            $1,648     $1,820
                                                                      -----------------

 NET INTEREST INCOME......................................            $2,805     $2,807

Provision for Loan Losses.................................                67        164

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES..........................................            $2,738     $2,656

OTHER INCOME
 Trust Department Income..................................               119        117
 Service Charges and Fees.................................               184        169
 Security Gains...........................................                 0         15
 Other Income.............................................               138        220
                                                                      -----------------
   Total Other Income.....................................               441        521

OTHER EXPENSES
 Employee Compensations & Benefits........................            $1,345     $1,105
 Occupancy Expense (Net of Rental Income).................               144        153
 Furniture and Equipment..................................               176        169
 Other Operating Expenses.................................               670        627
                                                                      -----------------
   Total Other Expenses...................................             2,336      2,054

   INCOME BEFORE APPLICABLE INCOME TAXES..................            $  843     $1,110
Applicable Income Taxes...................................               373        401
                                                                      -----------------
 NET INCOME...............................................            $  471     $  709
                                                                      =================
NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS.......................................            $  403     $  641

EARNINGS PER SHARE DATA:
 Primary..................................................            $  .54     $  .87
 Fully Diluted............................................               .50        .75
 Cash Dividends Declared..................................               .25        .20

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                   for the three months ended March 31, 1994
                                  (unaudited)

                                                                           (in thousands
                                                                             of dollars)
Convertible Preferred stock (43,328 Shares authorized):
Cumulative Preferred $100 Series:
 Balance at Beginning of Year.............................................     $ 2,716
                                                                               -------
 Balance at End of Period - 27,165 shares outstanding March 31, 1994......     $ 2,716
                                                                               -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year..............................................     $ 3,792
                                                                               -------
Balance at end of period - 758,506 Shared Issued
 and Outstanding at March 31, 1994........................................     $ 3,792
                                                                               -------

Additional Paid In Capital
Balance at Beginning of Year..............................................     $ 5,683
                                                                               -------
Balance at End of Period..................................................     $ 5,683
                                                                               -------

Undivided Profits
Balance at Beginning of Year..............................................     $ 9,864
Net Income................................................................         471
Cash Dividend Declared on Preferred Stock.................................          68
Cash Dividend Declared on Common Stock....................................         185
                                                                               -------
Balance at End of Period..................................................     $10,079
                                                                               -------

Less: Employee Stock Ownership Plan Shares Collateralizing Debt, at Cost
Balance at Beginning of Year..............................................     $   424
Principal Reduction of ESOP Obligation....................................        (424)
                                                                               -------
Balance at End of Period..................................................     $     0
                                                                               -------

Less: Treasury Stock, at Cost
Balance at Beginning of Year..............................................     $   347
                                                                               -------
Balance at End of Period (17,643 Shares)..................................     $   347
                                                                               -------

Total Shareholders' Equity................................................     $21,727
                                                                               -------

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         (In thousands of dollars)
                                                                            Three Months Ended
                                                                                  March 31
                                                                               1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..........................................................         $    471   $    709

Adjustments to Reconcile Net Income to Net
 Cash from Operating Activities:
   Depreciation.....................................................              170        162
   Deferred Employee Benefits.......................................              424
   Provision for Loan Loss..........................................               66        164
   Investment Amortization - Net....................................              149          2
   Other - Net......................................................           (    4)    (    3)
   Realized Investment Securities (Gains) Losses....................                      (   15)
   Income Tax Benefit...............................................           (   48)    (   58)
   Provision for Deferred Taxes.....................................               31        212
   (Increase) Decrease:
     Accrued Interest Receivable....................................           (   80)    (  206)
     Other Assets...................................................           (  504)    (  464)
   Increase (Decrease):
     Income Taxes Payable...........................................              239
     Accrued Interest Payable.......................................           (   12)    (   28)
     Other Liabilities..............................................           (  367)    (   92)
                                                                             -------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES..........................         $    535   $    383
                                                                             -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (Increase) Decrease in Federal Funds Sold......................         $  4,331   $ (2,156)
 Proceeds from Maturities of Securities Reported at Amortized Cost..            2,413      3,434
 Purchases of Securities Reported at Amortized Cost.................           (3,143)    (3,814)
 Net (Loans Originated) Principal Collected.........................           (7,246)     3,471
 Capital Expenditures...............................................           (   56)    (  231)
                                                                             -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES............................          ($3,701)       704
                                                                             -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase (Decrease) in Total Deposits..........................         $  1,977   $ (3,743)
 Net Increase (Decrease) in Federal Funds Purchased.................              963      1,275
 Principal Payments on ESOP Borrowing...............................           (  424)
 Proceeds from Issuance of ESOP Debt................................                          43
 Principal Payments on Capital Lease................................           (    7)    (    7)
 Dividends Paid.....................................................           (  253)    (  238)
                                                                             -------------------
 FINANCING ACTIVITIES...............................................         $  2,256    $(2,670)
                                                                             -------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...................................................        $  (  910)  $ (1,583)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................           10,172     10,499
                                                                             -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................         $  9,262   $  8,916
                                                                             ===================


During the first quarter of 1994 and 1993, the Corporation paid $1,661,000 and $1,815,000, respectively, in interest on deposits and other borrowings and $184,000 and $982,000, respectively, for income taxes.

Disclosure of Accounting Policy:
For purposes of the statement of cash flows, BancShares has defined cash equivalents as those amounts included in the balance sheet caption "Cash and Due from Banks."

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in BancShares' annual report on Form 10-KSB for the year ended December 31, 1993.


NOTE 2:  INVESTMENT SECURITIES

  The book value and approximate market value of investment securities as of March 31, 1994 and 1993 are as follows:

                                                   --------------------------------------------
                                                                 March 31, 1994
                                                   --------------------------------------------
                                                              (Thousands of Dollars)
                                                                Gross       Gross     Aggregate
                                                   Amortized  Unrealized  Unrealized    Fair
                                                     Cost       Gains       Losses      Value
                                                   ---------  ----------  ----------  ---------
   Available for Sale
U.S. Treasury and Government Agency Securities:
   Mortgage Backed Securities                       $ 3,686      $  7         $ 53      $ 3,640
   Collateralized Mortgage Obligations                2,195                     24        2,171
   Other Treasury and Agency Securities              34,782       240          507       34,515
Obligations of States and their Subdivisions              0                                   0
Corporate Debt Securities                               446                                 446
Equity Securities - FHLB Stock                          542                                 542
                                                  ---------------------------------------------
   TOTAL                                            $41,651      $247         $584      $41,314
                                                  =============================================
   Held to Maturity
U.S. Treasury and Government Agency Securities:
   Mortgage Backed Securities                       $    24                             $    24
   Collateralized Mortgage Obligations                    0                                   0
   Other Treasury and Agency Securities               3,289         4            9        3,284
Obligations of States and their Subdivisions         11,159       376           33       11,502
Corporate Debt Securities                               727         4                       731
                                                  ---------------------------------------------
   TOTAL                                            $15,199      $384          $42      $15,541
                                                  =============================================
                                                  ---------------------------------------------
                                                                 March 31, 1994
                                                  ---------------------------------------------
U.S. Treasury and Government Agency Securities      $29,094    $  712                   $29,806
Obligations of States and their  Subdivisions         8,549       420                   $ 8,969
Other Investments                                     1,575        37                   $ 1,612
                                                  ---------------------------------------------
   TOTAL                                            $39,218    $1,169          $ 0      $40,387
                                                  =============================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:


                                                        March 31
                                                 ----------------------
                                                    1994          1993
                                                 (thousands of dollars)
Real Estate Loans.......................          $ 61,770     $ 58,148
Installment Loans.......................            34,576       34,021
Credit Card Loans.......................             3,009        2,823
Commercial Loans........................            82,374       77,714
                                                  ---------------------
                                                  $181,727     $172,706
                                                  ---------------------
Unearned Income.........................                 0           43
                                                  ---------------------
TOTAL LOANS.............................          $181,727     $172,663
                                                  =====================

    Changes in the allowance for loan losses were as follows for the three months ended March 31, 1994 and 1993.

                                                    1994         1993
                                                 (thousands of dollars)
Balance, Beginning of Year..............          $  2,388     $  2,282
Provision Charged to Operation..........                67          164
Loans Charged Off.......................               (20)         (18)
Recoveries..............................                 8           33
                                                  ---------------------
Balance, End of Period..................          $  2,443     $  2,461
                                                  =====================

NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at March 31, 1994 and 1993 were $10,447,000 and $8,239,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                                           Three Months  Year
                                                              Ended      Ended
                                                             3-31-94   12-31-93
                                                             -------   --------
FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
UNDER REPURCHASE AGREEMENTS
   Balance at End of Period                                 $  963     $    0
   Average during Period                                       611        780
   Maximum Month-end Balance                                   375      1,500
   Average Rate during Period                                3.28%      3.05%
   Rate at the end of Period                                 3.75%        N/A

   Long-term debt, as presented on the balance sheet is as follows:

LONG-TERM BORROWINGS

During 1992, the ESOP Trust obtained a revolving
conversion note for the principal amount of one
million dollars to finance the acquisition of the
BancShares' common stock, pledging those shares as
collateral.  The revolving conversion note was a
conversion line-of-credit up to $1,000,000,
available on a revolving basis until May 31, 1993.
The amount of the credit outstanding on May 31,
1993, converted to a term loan.  Interest on the
unpaid principal balance of the loan was payable
at the end of each calendar quarter since
September 30, 1992.  The principal balance of the
term loan was payable at the end of each calendar
quarter commencing June 30, 1993, in 28 equal
quarterly installments. Interest was at a rate of
the lender's prime plus 1/2%, fluctuating
accordingly. The interest  rate  as  of  December
31,  1993,  was  6.50%.   The ESOP paid off the
loan in its entirety in March,1994..................        $ 0        $  424
                                                            =================

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                         Three Months ended
                                              March 31
                                          1994          1993
                                          -----         -----
Current:                              (In thousands of dollars)
 State.............................      $  49           $ 109
 Federal...........................        293             395
 Deferred Income Taxes.............         31            (103)
                                         ---------------------
 TOTAL PROVISION FOR INCOME TAXES..      $ 373           $ 401
                                         =====================

NOTE 7:  CONVERTIBLE PREFERRED STOCK

     In conjunction with the acquisition of Jackson County Bank, Ravenswood, West Virginia, BancShares issued 28,717 shares of Convertible Preferred Stock to former owners of Jackson County Bank Common Stock. The Convertible Preferred has a stated value of $100 per share and pays cumulative dividends of $10.00 per share per year, paid quarterly. Shares of Convertible Preferred are convertible by the holders into 7.332 shares of BancShares Common Stock at any time. Convertible Preferred may be redeemed during 1994 at $105 per share, and after January 1, 1995, at $100 per share. Holders of Convertible Preferred voted as a class on the election of two members of BancShares Board of Directors as long as more than 13,673 shares of Convertible Preferred remain outstanding. Thereafter one member of the Board will be elected by holders of Convertible Preferred as long as any shares remain outstanding. To date, 1,599 shares of Convertible Preferred stock have been converted to BancShares Common Stock. No shares have been redeemed.


NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                         March 31,     December 31,
                                                                            1994           1993
                                                                            ----           ----
ASSETS                                                                    (In Thousands of Dollars)
Cash and Due from Banks (All from Subsidiaries)......................       $   406        $   215
Accounts Receivable..................................................           124             91
Notes Receivable.....................................................           255            255
Investment in Subsidiaries (Equity Basis)............................        20,660         20,888
Premises and Equipment - Net.........................................           436            478
Other Assets.........................................................           308            287
                                                                            ----------------------
TOTAL ASSETS.........................................................       $22,189        $22,214
                                                                            ======================

 LIABILITIES
ESOP Borrowings......................................................       $     0        $   424
Other Liabilities....................................................           462            506
                                                                            ----------------------
TOTAL LIABILITIES....................................................       $   462        $   930
                                                                            ----------------------

 STOCKHOLDERS EQUITY
Preferred Stock (Stated Value $100.00)
 Outstanding:  27,165 shares and 27,165 Shares at March 31,
 1994 and December 31, 1993, respectively............................       $ 2,716        $ 2,716
Common Stock (Par Value $5.00, Authorized:
 1,000,000 Shares.  Outstanding : 758,506 Shares and 758,506 Shares
 at March 31, 1994 and December 31,1993, respectively)...............         3,792          3,792
Surplus..............................................................         5,683          5,683
Undivided Profits....................................................        10,079          9,863
Unrealized Gain (Loss) on Securities Available for Sale, Net.........        (  196)
LESS:
 Employee Stock Ownership Plan Shares Collateralizing Debt...........             0         (  424)
 Treasury Stock......................................................        (  347)        (  347)
                                                                            ----------------------
TOTAL STOCKHOLDERS EQUITY............................................       $21,727        $21,284
                                                                            ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY............................       $22,189        $22,214
                                                                            ======================

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                     FOR THREE MONTHS ENDED MARCH 31, 1994

                                 (In thousands)

REVENUE
 Dividend from Subsidiary Banks.....................     $658
 Fees from Subsidiaries.............................      216
                                                         ----
TOTAL REVENUE.......................................     $874
                                                         ----
EXPENSES
 Employee Compensation and Benefits.................     $295
 Occupancy and Furniture Expense....................       71
 Other Expenses.....................................     $ 51
                                                         ----
TOTAL EXPENSES......................................     $417
                                                         ----

Income before Tax Benefit and Equity in
 Undistributed Net Income of Subsidiaries...........     $457
Income Tax Benefit..................................      (46)
                                                         ----

Income before Equity in Undistributed
 Net Income of Subsidiaries.........................     $503
Equity in Undistributed Net Income of Subsidiaries..      (32)
                                                         ----

NET INCOME..........................................     $471
                                                         ====

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1994

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................     $ 471
Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
   Depreciation and Amortization........................        41
   Net Amortization of Purchase Accounting Adjustments..         1
   Undistributed Net(Income) Loss on Subsidiaries.......        32
   Deferred Employee Benefits...........................       424
   Increase(Decrease) Accounts Receivable...............      ( 32)
   Accrued Interest Receivable..........................         2
   Other Assets.........................................      ( 23)
   Other Liabilities....................................         2
   Income Tax Benefit...................................     $( 48)
                                                             -----
NET CASH PROVIDED BY OPERATING ACTIVITIES...............     $ 870
                                                             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures...................................     $(  2)
                                                             -----
NET CASH USED BY INVESTING ACTIVITIES...................     $(  2)
                                                             -----

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on ESOP and long-term debts.........     $(424)
 Dividends paid.........................................      (253)
                                                             -----
NET CASH USED BY FINANCING ACTIVITIES...................     $(677)
                                                             -----

NET DECREASE IN CASH AND CASH EQUIVALENTS...............    $  191
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........       215
                                                             -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............    $  406
                                                             =====

During the first three months of 1994, BancShares paid $184,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first three months of 1994, BancShares' largest source of funds, its deposits grew $2.0 million, or 0.9% from December 31, 1993, to $236.1 million. The largest increase was in savings deposits, which were up 8.6% ($4.5 million). Interest-bearing demand deposits were up slightly, while time deposits decreased 1.43% ($1.45 million), and non-interest bearing demand deposits were down 3.4% ($1.1 million). Customers apparently were content to maintain short term, liquid deposits, in anticipation of rising interest rates.

  BancShares' position in the Federal funds market was lower than at year end. Net sales of funds were $3.6 million at March 31, 1994, compared to $7.9 million at year end. Federal funds purchased increased from $0 to $963,000. BancShares banks undertake borrowings to accommodated smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. Funds sold represent temporary liquid investments which may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer-term instruments.

  The long-term debt of the ESOP was eliminated, as the $424,000 balance was paid off by the ESOP during the quarter.

  Cash and due from banks decreased by $910,000 or 8.95% from December 31, 1993, to March 31, 1994. Changes in this category are not unusual, as the balance fluctuating with inflows and outflows of deposits.

  Total loans increased by $7.3 million or 4.16% during the first quarter of the year. Commercial and Consumer loans experienced the greatest growth. Credit card loans usually decline during the first quarter as holiday charges are reduced by the card holders.

  The securities portfolio increased slightly, up $242,000 or 0.43% over the year end. It is anticipated that loan volume will continue to increase and securities decline through 1994.

EARNINGS - THREE MONTHS

  Consolidated net income for the first quarter of 1994 was 33.57% less than the first quarter of 1993 ($471,000 in 1994, $709,000 in 1992). Fully diluted earnings per common share were $0.50 compared to $0.75 for the 1993 quarter.

  Total interest income decreased 3.76%, or $174 thousand, from $4.627 million in 1993 to $4.453 million in 1994. Similarly, total interest expense decreased 9.45%, or $172 thousand from the 1993 level. This resulted in net interest income being virtually unchanged, down $2,000 or 0.07%.

  The provision for loan losses was 59.15% less in 1994 than it was in the first quarter of 1993. The 1994 provision was $67,000 compared to net loan losses of $12,000. In 1993, the first quarter provision was $164,000 and net recoveries were $15,000. At March 31, 1994, the reserve for possible loan losses of $2,443,000 was equal to 1.34% of net loans outstanding. This compares with $2,388,000 or 1.37% of net loans outstanding at December 31, 1993.

  Non-interest income decreased 15.16% from the first quarter of 1993 to the first quarter of 1994. Trust department fees were up by 2.56%. Service charges and fees grew 3.88%. However, Other Income declined $82,000 or 37.27% from 1993 to 1994. In 1993, the gain on loans sold was $76,000 higher than it was in 1994. The reason for the decline was a reduction in the number and volume of loans offered for sale. Additionally, rent from other real estate was down by $24,000 in the first quarter of 1994, principally due to a timing difference in the payment of substantial real estate taxes. In 1993 the taxes were paid in the third quarter, but in 1994 they were paid in the first quarter. Because the income is passed to the owners, one of which is a BancShares subsidiary, essentially on a cash basis, the timing of the tax payment created more impact than if the taxes were handled on an accrual basis.

  None of BancShares' subsidiary banks sold securities during the first quarter of either 1993 or 1994. However, in 1993 there were securities gains arising from a security being called at a premium. Therefore, there was a $15,000 decrease in gains on securities from 1994 to 1993.

  Non-interest expense increased 13.73%, or $282,000 from 1993 to 1994. The major cause of the increase is attributed to employee compensation and benefits, which grew $241,000. A new incentive bonus program was implemented in 1993. Although it was announced early in the year that there would be a new program, the details were not approved by the Board of BancShares until the beginning of October. Because of the impact of the program, BancShares saw an unusually large proportion of 1993's employee expense delayed until the fourth quarter of the year. Since that program is now in place, BancShares and its banks have begun accruing the 1994 expense from the beginning of the year. This added $123,000 to the first quarter's expense, compared with the prior year. Additionally, the FICA taxes on the 1993 bonuses were expensed in January of 1994 and exceeded $40,000. This increase plus increases in salaries and wages amounting to $61,000 result in the substantial first quarter growth in employee cost. It is anticipated that the remaining quarters will be somewhat less than the first quarter, because they will not include the FICA on the bonus. The total for the year is expected to be approximately 10% higher than the total for 1993. Since the bonus program is based upon the level of earnings, the total will be less if earnings of the banks do not meet return on assets expectations and more if they exceed their budgets.

  Occupancy expense was $9,000, or 5.88% less than the same quarter in 1993. Furniture and equipment expenses were up $7,000 or 4.14% from the prior year. Together, these fixed assets expenses declined $2,000, from a combined total of $322,000 in 1993 to $320,000 in 1994.

  Other Operating Expense increased $43,000 (6.86%) from the first quarter of 1993. Most items that are included in the category were not significantly different from the prior year. Marketing expense did increase nearly 80%, or $36,000. The first quarter of 1993 was $30,000 less than any of the other quarters of that year, therefore the first quarter 1994 expense is much nearer the amounts expended in the second, third and fourth quarters of 1993. The major reason for the expense being greater was development expenses for new advertising materials that will have continuing use throughout the year.

  Net income before taxes was down $238,000 (23.96%) from the 1993 quarter but the provision for Federal and state income taxes decreased only $28,000, or 6.98%. The deferred tax calculation on the reserve for loan losses, in compliance with FAS 109, caused an increase in the effective tax rate for the quarter. This was the result of the change in the years over which the company's experience is calculated.


LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the three month period was 0.85%, or an increase of $1,991. Savings deposits, a prime component of core deposit relationships, grew $4.5 million, an 8.61% increase. Deposits promise to continue to be a good source of funds. Also available to BancShares are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. BancShares' largest subsidiary is a member of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, BancShares is aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of BancShares' banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. BancShares' banks also have extensions of credit which are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, BancShares also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, BancShares owns marketable securities and short-term investments which can be converted to cash in a very short time. Maturing within one year are 19.18% of the total securities portfolio.


CAPITAL
  During the first three months of 1994, BancShares increased it stockholders' equity by $443,000 (2.1%), bringing the balance at March 31, 1994, to $21.7 million or, 8.32% of total assets. The increase was from internal capital growth.

  In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of March 31, 1994, BancShares' Tier 1 ratio of 11.82% and combined Tier 1 and Tier 2 ratio of 13.07% exceed the requirements. Additionally, BancShares' ratios of primary capital to total assets of 8.09% and total capital to total assets of 8.94% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 6. Exhibits and Reports on Form 8-K

     BancShares did not file any reports on Form 8-K during the three months ended March 31, 1994.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)



          Date:May 11, 1994              /s/ William E. Mildren, Jr.
               ------------              --------------------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer



          Date:May 11, 1994              /s/ Larry G. Johnson
               ------------              --------------------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer