Form 10QSB
period 1994-06-30
COMMERCIAL BANCSHARES INC /WV/
filed 1994-08-15
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
          For the quarterly period ended June 30, 1994
                                         -------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from __________ to __________

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

Yes     No
    ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            Class                         Outstanding at June 30, 1994
            -----                         ----------------------------
  Common Stock $5.00 par value                       758,506

                COMMERCIAL BANCSHARES, INCORPORATED
                           ("Commercial")

                               INDEX

Part I Financial Information                               Page No.
  Condensed Consolidated Balance Sheet as of June 30,
   1994 and December 31, 1993............................     3

  Condensed Consolidated Statement of Income for
   Six Months ended June 30, 1994 and 1993...............     4

  Condensed Statement of Changes in Stockholders
   Equity for Six months ended June 30, 1994.............     5

  Consolidated Statement of Cash Flows for the Six
   Months ended June 30, 1994 and 1993...................     6

  Notes to Condensed Consolidated Financial Statements...     7-10

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................    11-12

  Part II Other Information..............................    13-14

  Signatures.............................................    14

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                           June 30,    Dec. 31,
                                                                              1994      1993
                                                                              ----      ----
                                                                           (unaudited)     *
Cash and Due from Banks.............................................        $ 10,528    $ 10,172
Interest-Bearing Deposits in Banks..................................             239          99
Federal Funds Sold..................................................           8,375       7,924
Investment Securities...............................................          51,605      56,269
  (Market Value: $51,827  and $57,274)
Loans - net of unearned discount....................................         191,379     174,476
LESS:  Reserve for Losses...........................................          (2,481)     (2,388)
Premises and Equipment..............................................           5,580       5,658
Notes Receivable....................................................             255         255
Accrued Interest Receivable.........................................           1,707       1,659
Foreclosed Properties - Net.........................................           1,616       1,253
Other Assets........................................................           3,469       2,840
                                                                            --------------------
  TOTAL ASSETS......................................................        $272,272    $258,217
                                                                            --------------------
                            LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing.....................................        $ 34,447    $ 32,819
  Demand - Interest Bearing.........................................          42,970      47,550
  Savings...........................................................          55,006      52,618
  Time Deposits.....................................................         110,146     101,095
                                                                            --------------------
TOTAL DEPOSITS......................................................        $242,569    $234,082
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase...............................           5,300           0
ESOP Borrowings.....................................................               0         424
Accrued Interest Payable............................................             547         550
Other Liabilities...................................................           1,739       1,877
                                                                            --------------------
TOTAL LIABILITIES...................................................        $250,155    $236,933
                                                                            --------------------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: 27,165 and 27,165 shares..........................        $  2,716    $  2,716
  Common Stock (Par Value $5.00)
     Outstanding: 758,506 shares and 758,506 shares.................           3,792       3,792
  Additional Paid In Capital........................................           5,683       5,683
  Undivided Profits.................................................          10,711       9,864
  Net Unrealized Gain (Loss) on Available-for-Sale Securities.......           (438)
  Less: Employee Stock Ownership Plan
      Shares Purchased with Debt....................................               0        (424)
     Treasury Stock, at cost........................................            (347)       (347)
                                                                            --------------------
  TOTAL SHAREHOLDERS' EQUITY........................................        $ 22,117    $ 21,284
                                                                            --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................        $272,272    $258,217
                                                                            --------------------

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                           (In thousands of dollars except for per share data)
                                                    Six Months Ended    Three Months Ended
                                                        June 30               June 30
                                                   1994           1993      1994     1993
                                                   ----           ----      ----     ----
INTEREST INCOME
  Interest and Fees on Loans...............             $7,851    $7,610    $4,121  $3,789
  Interest on Investment Securities
     Taxable Investments...................              1,137     1,002       580     460
     Non-taxable Investments...............                249       337       122     183
  Interest on Federal Funds Sold...........                 97       249        58     143
  Interest on Notes Receivable.............                  0         6         1       3
  Interest on Time Deposits with
  Other Banks............................                    4         2         3       1
                                                        ----------------------------------
  TOTAL INTEREST INCOME....................             $9,338    $9,206     4,885  $4,579
                                                        ----------------------------------

INTEREST EXPENSE
  Interest on Deposits.....................             $3,316    $3,625    $1,670  $1,810
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase............................                 26        35        24      30
  Interest on Notes Payable................                  0         0         0       0
                                                        ----------------------------------
  TOTAL INTEREST EXPENSE...................             $3,342    $3,660    $1,694  $1,840
                                                        ----------------------------------

  NET INTEREST INCOME......................             $5,996    $5,546    $3,191  $2,739

Provision for Loan Losses..................                126       208        59      44

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................             $5,870    $5,338    $3,132  $2,695

OTHER INCOME
  Trust Department Income..................                247       271       128     154
  Service Charges and Fees.................                437       349       253     179
  Security Gains...........................                  0        15         0       0
  Other Income.............................                298       353       160     133
                                                        ----------------------------------
     Total Other Income....................                982       988       541     466

OTHER EXPENSES
  Employee Compensations & Benefits........             $2,490    $2,029    $1,145  $  925
  Occupancy Expense
     (Net of Rental Income)................                265       262       121     109
  Furniture and Equipment..................                353       355       177     186
  Other Operating Expenses.................              1,486     1,317       816     690
                                                        ----------------------------------
     Total Other Expenses..................              4,594     3,963     2,258   1,910

     INCOME BEFORE APPLICABLE
       INCOME TAXES........................             $2,258    $2,362    $1,415  $1,251
Applicable Income Taxes....................                904       826       531     425
                                                        ----------------------------------

  NET INCOME...............................             $1,354    $1,536    $  883  $  826
                                                        ----------------------------------


NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................             $1,218    $1,400    $  815  $  758

EARNINGS PER SHARE DATA:
  Primary..................................             $ 1.64    $ 1.89    $ 1.10  $ 1.02
  Fully Diluted............................               1.44      1.63       .94     .88
  Cash Dividends Declared..................                .50       .46       .25     .23

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                     for the six months ended June 30, 1994
                                  (unaudited)

                                                                          (in thousands
                                                                           of dollars)
Convertible Preferred stock (43,328 Shares authorized):
Cumulative Preferred $100 Series:
  Balance at Beginning of Year............................................     $ 2,716
                                                                               -------
  Balance at End of Period - 27,165 shares outstanding June 30, 1994......     $ 2,716
                                                                               -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year..............................................     $ 3,792
                                                                               -------
Balance at end of period - 758,506 Shared Issued
  and Outstanding at June 30, 1994........................................     $ 3,792
                                                                               -------

Additional Paid In Capital
Balance at Beginning of Year..............................................     $ 5,683
                                                                               -------
Balance at End of Period..................................................     $ 5,683
                                                                               -------

Undivided Profits
Balance at Beginning of Year..............................................     $ 9,864
Net Income................................................................       1,354
Cash Dividend Declared on Preferred Stock.................................         137
Cash Dividend Declared on Common Stock....................................         370
                                                                               -------
Balance at End of Period..................................................     $10,711
                                                                               -------

Less: Net Unrealized Gain (Loss) on Available-for-Sale Securities
Balance at Beginning of Year..............................................     $     0
Change, net of applicable deferred income taxes...........................      (  438)
                                                                               -------
Balance at End of Period..................................................     $(  438)
                                                                               -------

Less: Employee Stock Ownership Plan Shares Collateralizing Debt, at Cost
Balance at Beginning of Year..............................................     $   424
Principal Reduction of ESOP Obligation....................................      (  424)
                                                                               -------
Balance at End of Period..................................................     $     0
                                                                               -------

Less: Treasury Stock, at Cost
Balance at Beginning of Year..............................................     $(  347)
                                                                               -------
Balance at End of Period (17,643 Shares)..................................     $(  347)
                                                                               -------

Total Shareholders' Equity................................................     $22,117
                                                                               -------

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           (In thousands of dollars)
                                                                                Six Months Ended
                                                                                    June 30
                                                                                  1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...........................................................           $ 1,354   $  1,536
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation....................................................               328        329
     Deferred Employee Benefits......................................               424         16
     Provision for Loan Loss.........................................               126        208
     Investment Amortization - Net...................................               284         33
     Other - Net.....................................................           (     6)   (     6)
     Realized Investment Securities (Gains) Losses...................                      (    15)
     Income Tax Benefit..............................................           (    16)   (    34)
     Provision for Deferred Taxes....................................                 5         80
     (Increase) Decrease:
       Accrued Interest Receivable...................................           (    48)   (    60)
       Other Assets..................................................           (   636)   (   481)
     Increase (Decrease):
       Accrued Interest Payable......................................           (     4)   (    42)
       Other Liabilities.............................................           (   123)   (   532)
                                                                                -------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..........................           $ 1,688   $  1,032
                                                                                -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold......................          $(   827)  $( 3,493)
  Proceeds from Maturities of Securities Reported at Amortized Cost..             7,443     14,114
  Purchases of Securities Reported at Amortized Cost.................           ( 3,797)   (23,385)
  Net (Loans Originated) Principal Collected.........................           (17,153)     5,093
  Capital Expenditures...............................................           (   250)   (   343)
                                                                               --------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.............................          $(14,584)   ( 8,014)
                                                                               --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..........................          $  8,495   $  3,662
  Net Increase (Decrease) in Federal Funds Purchased.................             5,696      1,950
  Principal Payments on ESOP Borrowing...............................              (424)       (16)
  Proceeds from Issuance of ESOP Debt................................                           94
  Principal Payments on Capital Lease................................                (9)       (14)
  Dividends Paid.....................................................              (506)      (476)
                                                                               --------   --------
  FINANCING ACTIVITIES...............................................          $ 13,252   $  5,200
                                                                               --------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................................          $    356   $( 1,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................            10,172     10,499
                                                                               --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................          $ 10,528   $  8,904
                                                                               --------   --------


During the first six months of 1994 and 1993, the Corporation paid $3,342,000 and $3,660,000, respectively, in interest on deposits and other borrowings and $745,000 and $1,227,000, respectively, for income taxes.

Disclosure of Accounting Policy:
For purposes of the statement of cash flows, Commercial has defined cash equivalents as those amounts included in the balance sheet caption "Cash and Due from Banks."

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's' annual report on Form 10-KSB for the year ended December 31, 1993.


NOTE 2:  INVESTMENT SECURITIES

  The book value and approximate market value of investment securities as of June 30, 1994 and 1993 are as follows:

                                          --------------------------------------------
                                                         June 30, 1994
                                          --------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                            ----       -----       ------      -----
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 4,248      $    4        $172    $ 4,080
          Collateralized Mortgage
           Obligations                        2,104           6          30      2,080
          Other Treasury and Agency
           Securities                        33,353         108         651     32,810
Obligations of States and their
 Subdivisions                                     0                                  0
Corporate Debt Securities                       333                                333
Equity Securities - FHLB Stock                  542                                542
                                          --------------------------------------------
          TOTAL                             $40,580      $  118        $853    $39,845
                                          ============================================

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    19                            $    19
          Collateralized Mortgage
           Obligations                            0                                  0
          Other Treasury and Agency
           Securities                           783                      12        771
Obligations of States and their
 Subdivisions                                10,449         279          63     10,665
Corporate Debt Securities                       509          21                    530
                                          --------------------------------------------
          TOTAL                             $11,760      $  300        $ 75    $11,985
                                          ============================================


                                          --------------------------------------------
                                                         June 30, 1993
                                          --------------------------------------------
U.S. Treasury and Government Agency
 Securities                                 $37,828      $  718        $ 21    $38,525
Obligations of States and their
 Subdivisions                                 8,821         422                  9,243
Other Investments                             1,432          50                  1,482
                                          --------------------------------------------
          TOTAL                             $48,081      $1,190        $ 21    $49,250
                                          ============================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                 June 30
                                             ------------------
                                             1994        1993
                                         (thousands of dollars)
Real Estate Loans.......................    $ 65,980   $ 59,376
Installment Loans.......................      36,505     33,562
Credit Card Loans.......................       2,963      2,750
Commercial Loans........................      85,933     75,327
                                             ------------------
                                            $191,381   $171,015
                                             ------------------
Unearned Income.........................           2          7
                                             ------------------
TOTAL LOANS.............................    $191,379   $171,008
                                             ------------------

     Changes in the allowance for loan losses were as follows for the six months ended June 30, 1994 and 1993.

                                                1994       1993
                                          (thousands of dollars)
Balance, Beginning of Year..............     $ 2,388   $  2,282
Provision Charged to Operation..........         126        209
Loans Charged Off.......................         (63)       (59)
Recoveries..............................          30        125
                                             ------------------
Balance, End of Period..................     $ 2,481   $  2,557
                                             ------------------

NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at June 30, 1994 and 1993 were $10,447,000 and $8,239,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:


                                                                                              Six Months     Year
                                                                                                 Ended      Ended
                                                                                                6-30-94    12-31-93
                                                                                                --------   ---------
FEDERAL FUNDS PURCHASED AND SECURITIES
 SOLD UNDER REPURCHASE AGREEMENTS
     Balance at End of Period.............................................................      $  5,300   $       0
     Average during Period................................................................         2,953         780
     Maximum Month-end Balance............................................................         5,300       1,500
     Average Rate during Period...........................................................         3.91%       3.05%
     Rate at the end of Period............................................................         5.00%         N/A

     Long-term debt, as presented on the balance sheet is as follows:
LONG-TERM BORROWINGS

During 1992, the ESOP Trust obtained a revolving conversion note for the principal amount of one million dollars to finance the acquisition of Commercial common stock, pledging those shares as collateral.  The revolving conversion note was a conversion line-of-credit up to $1,000,000, available on a revolving basis until May 31, 1993.  The amount of the credit outstanding on May 31, 1993, converted to a term loan.  Interest on the unpaid principal balance of the loan was payable at the end of each calendar quarter since September 30, 1992.  The principal balance of the term loan was payable at the end of each calendar quarter commencing June 30, 1993, in 28 equal quarterly installments.  Interest was at a rate of the lender's prime plus 1/2%, fluctuating accordingly.  The
interest  rate  as  of  December  31,  1993,  was  6.50%.   The
ESOP paid off the loan in its entirety in March, 1994...........................................$      0   $     424
                                                                                                --------------------

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                          Six Months ended
                                              June 30
                                      1994            1993
                                      -----           ----
Current:                             (In thousands of dollars)
  State.............................  $ 117          $ 114
  Federal...........................    779            672
  Deferred Income Taxes.............      8           ( 44)
                                      --------------------
  TOTAL PROVISION FOR INCOME TAXES..  $ 904          $ 826
                                      --------------------

NOTE 7:  CONVERTIBLE PREFERRED STOCK
     In conjunction with the acquisition of Jackson County Bank, Ravenswood, West Virginia, Commercial issued 28,717 shares of Convertible Preferred Stock to former owners of Jackson County Bank Common Stock. The Convertible Preferred has a stated value of $100 per share and pays cumulative dividends of $10.00 per share per year, paid quarterly. Shares of Convertible Preferred are convertible by the holders into 7.332 shares of Commercial Common Stock at any time. Convertible Preferred may be redeemed during 1994 at $105 per share, and after January 1, 1995, at $100 per share. Holders of Convertible Preferred voted as a class on the election of two members of Commercial's Board of Directors as long as more than 13,673 shares of Convertible Preferred remain outstanding. Thereafter one member of the Board will be elected by holders of Convertible Preferred as long as any shares remain outstanding. To date, 1,599 shares of Convertible Preferred stock have been converted to Commercial Common Stock. No shares have been redeemed.


NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                                June 30,   December 31,
                                                                                  1994         1993
                                                                                  ----         ----
ASSETS                                                                        (In Thousands of Dollars)
Cash and Due from Banks (All from subsidiaries).......................           $   173        $   215
Accounts Receivable (All from subsidiaries)...........................               184             91
Notes Receivable......................................................               255            255
Investment in Subsidiaries (Equity Basis).............................            21,086         20,888
Premises and Equipment - Net..........................................               412            478
Other Assets..........................................................               270            287
                                                                                 ----------------------
TOTAL ASSETS..........................................................           $22,380        $22,214
                                                                                 ----------------------

  LIABILITIES
ESOP Borrowings.......................................................           $     0        $   424
Other Liabilities.....................................................               263            506
                                                                                 ----------------------
TOTAL LIABILITIES.....................................................           $   263        $   930
                                                                                 ----------------------

  STOCKHOLDERS EQUITY
Preferred Stock (Stated Value $100.00)
  Outstanding:  27,165 shares and 27,165 Shares at June 30,
  1994 and December 31, 1993, respectively............................           $ 2,716        $ 2,716
Common Stock (Par Value $5.00, Authorized:
  1,000,000 Shares.  Outstanding : 758,506 Shares and 758,506 Shares
  at June 30, 1994 and December 31,1993, respectively)................             3,792          3,792
Surplus...............................................................             5,683          5,683
Undivided Profits.....................................................            10,711          9,863
Unrealized Gain (Loss) on Securities Available for Sale, Net..........           (   438)
LESS:
  Employee Stock Ownership Plan Shares Collateralizing Debt...........                 0        (   424)
  Treasury Stock......................................................           (   347)       (   347)
                                                                                 ----------------------
TOTAL STOCKHOLDERS EQUITY.............................................           $22,117        $21,284
                                                                                 ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.............................           $22,380        $22,214
                                                                                 ----------------------

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1994

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $  935
  Fees from Subsidiaries............................        474
                                                         ------
TOTAL REVENUE.......................................     $1,409
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  396
  Occupancy and Furniture Expense...................        145
  Other Expenses....................................     $  166
                                                         ------
TOTAL EXPENSES......................................     $  707
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $  702
Income Tax Benefit..................................      (  16)
                                                         ------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $  718
Equity in Undistributed Net Income of Subsidiaries..        636
                                                         ------

NET INCOME..........................................     $1,354
                                                         ------

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1994

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...........................................          $1,354
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization...................              81
     Net Amortization of Purchase Accounting Adjustments            2
     Undistributed Net(Income) Loss on Subsidiaries..           ( 636)
     Deferred Employee Benefits......................             424
     Increase(Decrease) Accounts Receivable..........           (  93)
     Accrued Interest Receivable.....................               2
     Other Assets....................................              13
     Other Liabilities...............................           ( 228)
     Income Tax Benefit..............................          $(  16)
                                                               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES............          $  903
                                                               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures...............................          $(  14)
                                                               ------
NET CASH USED BY INVESTING ACTIVITIES................          $(  14)
                                                               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on ESOP and long-term debts.....          $( 424)
  Dividends paid.....................................           ( 507)
                                                               ------
NET CASH USED BY FINANCING ACTIVITIES................          $( 931)
                                                               ------

NET DECREASE IN CASH AND CASH EQUIVALENTS............          $(  42)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......             215
                                                               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........          $  173
                                                               ------

During the first six months of 1994, Commercial paid $556,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS
  During the first six months of 1994, Commercial's' largest source of funds, its deposits, grew $8.5 million or 3.63% from December 31, 1993, to $242.6
million.   The largest increase was in time deposits, which were up 8.9% ($9.0 million). Non interest-bearing demand and savings deposits also experienced increases. Non interest-bearing deposits were up $1.6 million (5.0%) and
savings were up $2.4 million (4.5%).   However, interest-bearing demand deposits
decreased $4.6 million or 9.6%. The predominant interest for consumers during the first half of 1994 was in time certificates of deposit of short term. Customers appeared to move to time deposits to increase their return as yields began to edge upward.
  Commercial's' position in the Federal funds market was somewhat higher than at year end. Net sales of funds were $8.4 million at June 30, 1994, compared to $7.9 million at year end. Federal funds purchased increased from $0 to $5.3 million. Commercial's banks regularly undertake borrowings to accommodate smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. Additionally, during the first half of 1994 the increase in loans exceeded the growth in deposits and borrowings were used as an inexpensive source of short-term funds. Federal funds sold represent temporary liquid investments that may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer term investments.
  The long term debt of the ESOP was eliminated, as the $424,000 balance was paid off by the ESOP during the first quarter.
  Cash and due from banks increased by $356,000 or 3.5% from December 31, 1993, to June 30, 1994. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.
  Commercial's' largest use of funds, lending, increased by $16.9 million (9.7%) during the first half of the year. Consumer and commercial loans both experienced increases while credit cards and real estate loans showed slight decreases.
  The securities portfolio decreased.   It was down $4.6 million or 8.3%.  The
investment in securities is expected to continue to decline during the year, as it is expected the proceeds of maturing securities will be reinvested in loans whenever possible.

EARNINGS--SIX MONTHS
  Consolidated net income for the first half of 1994 was 11.85% less than the first half of 1993 ($1,354,000 in 1994, $1,536,000 in 1993). Fully diluted earnings per common share were $1.44 compared to $1.63 for 1993.
  Total interest income increased 1.43% or $132,000 from $9,206,000 in 1993 to
$9,338,000 in 1994.   Total interest expense decreased 8.69% or $318 thousand
from the 1993 level. This resulted in an increase of 8.11% or $450 thousand in net interest income.
  The provision for loan losses was 39.42% less in 1994 than it was in the first half of 1993. The 1994 provision was $126 thousand compared to net loan losses of $33 thousand. In 1993, the first half provision was $209 thousand and there were net recoveries of $66,000. At June 30, 1994, the reserve for possible loan losses of $2,481,000 was equal to 1.29% of net loans outstanding. This compares with $2,388,000 or 1.37% of net loans outstanding at December 31, 1993.
  Non interest income decreased 0.61% from the first half of 1993 to the first half of 1994. Trust department fees were down by 8.86%. Service charges and fees grew 25.21%. However, Other income declined $55,000 or 15.58% from 1993 to 1994. In 1993, the gains on loans sold was $76,000 higher than 1994. The loan fee reduction was the result of a decrease in the number and volume of loans being offered for sale.
  None of Commercial's' subsidiary banks sold securities during the first half of either 1993 or 1994. However, in 1993, there were securities gains arising from a security being called at a premium. Therefore, there was a $15,000 decrease in gains on securities from 1993 to 1994.
  Non-interest expense increased 15.92%, or $631,000 from 1993 to 1994. The major cause of the increase is attributed to employee compensation and benefits, which grew $461,000 or 22.72%. In 1993, an unusually large proportion of the employee expense was delayed until the fourth quarter because of late implementation of a new incentive bonus program. For 1994, Commercial and its banks have been accruing the 1994 expense since the beginning of the year. This has caused a substantial increase in employee expense compared to 1993.
However, it is expected that the total employee expense for the year will be approximately 10% more than the 1993 expense.
  Occupancy expense was up $3,000 compared to the same period in 1993.
Furniture and equipment was down $2,000. Together, these fixed assets expenses increased $1,000, from a combined total of $617,000 in 1993 to $618,000 in 1994.
  Other operating expense increased $169,000 (12.83%) from the first half of 1993. Most items that are included in the category were not significantly
different from the prior year.   Marketing expense did increase $32,000 or
51.61%   Also FDIC Insurance increased due to the increase in deposits.
  Net income before taxes was down $104,000 (4.40%) for the 1993 period, but the provision for Federal and state income taxes increased $78,000 or 9.44%. The deferred tax calculation on the reserve for loan losses, in compliance with FAS 109, caused an increase in the effective tax rate for the period.

EARNINGS--THREE MONTHS
  Consolidated net income for the second quarter of 1994 was 6.90% more than the
second quarter of 1993.  ($883,000 in 1994 and $826,000 in 1993).   Fully
diluted earnings per share were $0.94 compared to $0.88 for the 1993 quarter.
  Total interest income increased 6.68% to $4,885,000 from $4,579,000 in 1993. Total interest expense decreased 7.93% to $1,694,000 from $1,840,000 in 1993.
As a result, net interest income increased $452,000 or 16.50% from the second quarter of 1993.

 The provision for loan losses was 34.09% higher during the second quarter of 1994 than it was during the second quarter of 1993. The 1994 provision was $59,000 compared to net losses of $33,000. The 1993 second quarter provision was $44,000 compared to net recoveries of $51,000.
  Non interest income increased 16.09% from 1994 to 1993.   Trust department
income experienced a decrease of $26,000 (16.88%) from the second quarter 1993 to 1994. Services charges and fees were up $74,000 or 41.34% from the second quarter of 1993, and other income increased $27,000 or 20.30%.
  Non-interest expense was up 18.22% ($348,000) from the second quarter of 1993. Employee compensation and benefits increased by 23.78%, or $220,000. Occupancy expense increased $12,000 (11.01%) while furniture and equipment decreased $9,000 (4.84%). All other operating expenses increased $126,000 (18.26%)
  Net income before taxes was up 13.11% and the provision for Federal and state income taxes increased $106,000 (24.94%) from 1993.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
  The principal amount of nonaccrual loans was $716,000 at June 30, 1994, a decrease of $251,000 (25.96%) from December 31, 1993. Loans past due 90 days or more and still accruing totaled $414,000 June 30, 1994, up $305,000 from year end totals. Restructured loans totaled $1,382,000 at the end of the second quarter of 1994.

LIQUIDITY
  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the six month period was 3.63%, or an increase of $8,487,000. Time deposits, a prime component of core deposit relationships, grew $9.0 million, an 8.95% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Commercial's' largest subsidiary is a member of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of Commercial's' banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's' banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.
  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 20.4% of the total securities portfolio.


CAPITAL
   During the first six months of 1994, Commercial increased it stockholders' equity by $833,000 (3.91%), bringing the balance at June 30, 1994, to $22.1 million or, 8.12% of total assets. The increase was from internal capital growth.
   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of June 30, 1994, Commercial's' Tier 1 ratio of 11.56% and combined Tier 1 and Tier 2 ratio of 12.81% exceed the requirements. Additionally, Commercial's' ratios of primary capital to total assets of 7.87% and total capital to total assets of 8.73% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

A.  The annual meeting of shareholders was held on May 11, 1994.

  (1) Each of the persons named in the proxy statement as a nominee for director was elected.

  (2) The following are the voting results on each of the matters which were submitted to the shareholders:

Election of Directors
- ---------------------
           Common shares present and voting:...........601,380
                                                                          Broker
               Name                            For    Withheld  Abstain  Non-Votes
               ----                          -------  --------  -------  ---------
               Robert W. Burk, Jr.           553,093    39,321
               Frank L. Christy              555,333    37,481
               A. V. Criss, III              982,449     2,753
               Carl E. Dollman               554,933    37,881
               James A. Meagle, Jr.          573,801    36,642
               William E. Mildren, Sr.       555,513    37,481
               William E. Mildren, Jr.       555,153    37,661
               Jack F. Poe                   555,533    37,481
               Robert E. Richardson          555,333    37,481
               Susan S. Ross                 556,941    37,347
               Thomas N. Webster             555,533    37,481
               Morris B. Wilkins             551,837    40,577

           Preferred shares present and voting:.........21,841

               Bruce Bingham                  21,191       751
               W. S. Ritchie, Jr.             22,491       101

       Appointment of Harman, Thompson,
       --------------------------------                                   Broker
       Mallory & Ice, A.C. as independent      For    Against   Abstain  Non-Votes
       ----------------------------------    -------  --------  -------  ---------
       accountant for 1994                   598,709              2,066
       -------------------

The text of the matters referred to under Item 4. A. is set forth in the proxy statement dated April 1, 1994, filed with the Securities and Exchange Commission on March 29, 1994, and is incorporated herein by reference.

B.  A special meeting of shareholders was held on June 22, 1994.

 (1) A plan to merge Commercial BancShares, Incorporated, and Hometown, Bancshares, Inc., pursuant to the terms of the Agreement and Plan of Merger between Commercial and Hometown dated as of September 30, 1993, was adopted and approved.

 (2) The following are the voting results on the proposal to merge Hometown with and into Commercial:

Proposal to adopt and approve a
- --------------------------------
plan to merge with Hometown              For         Against      Abstain
- ---------------------------              ---         -------      -------
Bancshares, Inc.                    464,076.1464   36,873.6458    248.4186
- ----------------

The text of the matter referred to under Item 4.B. is set forth in the Prospectus/Joint Proxy Statement filed with the Securities and Exchange Commission April 7, 1994, in Registration Statement No. 33-53017, and is incorporated herein by reference.

Item 5. Other Information

Acquisition of Assets
- ---------------------
     By press release dated August 1, 1994, Commercial announced that it had, as of that date, consummated the merger of Commercial with Hometown Bancshares, Inc. ("Hometown"), approved by its shareholders on June 22, 1994, and fully described in Form S-4 Registration Statement No. 33-53017, effective May 10, 1994. The holders of Hometown common stock received 1.512 shares of Commercial common stock in exchange for each share of Hometown common stock. The exchange ratio was reached through negotiations between Commercial and Hometown and various factors were considered. Under the terms of the agreement, Hometown merged with and into Commercial, and Hometown ceased to exist. The subsidiaries acquired from Hometown will continue to operate as separate subsidiaries of Commercial for the foreseeable future.

Financial Statements of Business Acquired
- -----------------------------------------
     The financial statements of Hometown Bancshares, Inc., as of December 31, 1993, and December 31, 1992, are included in the Form S-4 Registration Statement No. 33-53017, effective May 10, 1994, and are incorporated herein by reference. The June 30, 1994, financial statements are not yet available, and it is therefore impracticable to file them. The June 30, 1994, financial statements will be filed not later than September 15, 1994.

Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended June 30, 1994.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


           Date: August  12, 1994        /s/ William E. Mildren, Jr.
                 ----------------        ---------------------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


           Date: August 12, 1994         /s/ Larry G. Johnson
                 ---------------         ---------------------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer