Form 10QSB
period 1994-09-30
COMMERCIAL BANCSHARES INC /WV/
filed 1994-11-15
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

             For the quarterly period ended September 30, 1994
                                            ------------------
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from __________ to __________

                       Commission file number 0-20232
                                              -------

                      COMMERCIAL BANCSHARES, INCORPORATED
                    -----------------------------------
       (Exact name of small business issuer as specified in its charter)



             West Virginia                               55-0622108
             -------------                               ----------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 identification No.)

                   415 Market Street, Parkersburg, WV  26101
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

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
   Yes ___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                         Outstanding at  September 30, 1994
            -----                        -----------------------------------
 Common Stock $5.00 par value                          1,267,904



                      COMMERCIAL BANCSHARES, INCORPORATED
                                 ("Commercial")

                                     INDEX


Part I Financial Information                              Page No.

        Condensed Consolidated Balance Sheet as of
          September 30, 1994 and December 31, 1993.........   3

        Condensed Consolidated Statement of  Income for
          Nine Months ended September 30, 1994 and 1993....   4

        Condensed Statement of Changes in Stockholders
          Equity for Nine months ended September 30, 1994..   5

        Consolidated Statement of Cash Flows for the Nine
          Months ended September 30, 1994 and 1993.........   6

        Notes to Condensed Consolidated Financial
          Statements.......................................   7-10

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............  11-12

Part II Other Information..................................  13

        Signatures.........................................  13

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                    September 30,  Dec. 31,
                                                        1994         1993
                                                    ------------   --------
                                                     (unaudited)
   Cash and Due from Banks.................            $ 15,264   $ 13,831
   Interest-Bearing Deposits in Banks......                 736        339
   Federal Funds Sold......................               4,850      8,699
   Investment Securities...................              85,202     92,563
     (Market Value: $85,039  and $91,788)
   Loans - net of unearned discount........             251,134    222,621
   LESS:  Reserve for Losses...............              (3,325)   ( 3,138)
   Premises and Equipment..................               7,180      7,140
   Notes Receivable........................                 255        255
   Accrued Interest Receivable.............               2,564      2,437
   Foreclosed Properties - Net.............               1,597      1,274
   Other Assets............................               4,788      3,692
                                                       --------   --------
     TOTAL ASSETS..........................            $370,245   $349,713
                                                       --------   --------
                      LIABILITIES AND CAPITAL
Deposits:
     Demand - Non-Interest Bearing...........          $ 46,738   $ 40,138
     Demand - Interest Bearing...............            64,886     63,668
     Savings.................................            78,365     77,273
     Time Deposits...........................           139,067    130,224
                                                       --------   --------
   TOTAL DEPOSITS............................          $329,056   $311,303
   Federal Funds Purchased and Securities
     Sold Under Agreements to Repurchase.....             5,475      4,182
   ESOP Borrowings............................                0        424
   Accrued Interest Payable...................              765        748
   Other Liabilities..........................            2,115      2,212
                                                       --------   --------
   TOTAL LIABILITIES..........................         $337,411   $318,869
                                                      ---------   --------

   Shareholders' Equity:
     Preferred Stock (Stated Value: $100)
       Outstanding: 27,165 and 27,165 shares...        $  2,716   $  2,716
     Common Stock (Par Value $5.00)
       Outstanding: 758,506 shares and
       1,267,904 shares........................           6,340      6,340
     Additional Paid In Capital................           8,297      8,297
     Undivided Profits.........................          16,524     14,186
     Net Unrealized Gain (Loss) on
       Available-for-Sale Securities...........            (696)        76
     Less: Employee Stock Ownership Plan
      Shares Purchased with Debt...............               0       (424)
       Treasury Stock, at cost.................            (347)      (347)
                                                      ---------   --------
     TOTAL SHAREHOLDERS' EQUITY................        $ 32,834   $ 30,844
                                                      ---------   --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..        $370,245   $349,713
                                                      ---------   --------

* Condensed from audited financial statements and restated to include Hometown Bancshares, Inc. on a pooling of interests basis

The accompanying notes are an integral part of these condensed financial statement.

                             COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                               (Unaudited)

                                                 (In thousands of dollars except for per share data)
                                                       Nine Months Ended       Three Months Ended
                                                          September 30            September 30
                                                          1994    1993          1994       1993
                                                        -------  -------       -------    -------
   INTEREST INCOME
     Interest and Fees on Loans...............          $15,925  $15,097       $ 5,760    $5,077
     Interest on Investment Securities
       Taxable Investments....................            3,133    3,124         1,005     1,093
       Non-taxable Investments................              546      565           218       160
     Interest on Federal Funds Sold...........              221      451            78       157
     Interest on Notes Receivable.............                0       10             0         4
     Interest on Time Deposits with Other Banks              24       12            16         3
                                                        -------  -------       -------    ------
     TOTAL INTEREST INCOME....................          $19,849  $19,258         7,077    $6,494
                                                        -------  -------       -------    ------

   INTEREST EXPENSE
     Interest on Deposits.....................          $ 6,915  $ 7,463       $ 2,404    $2,455
     Interest on Federal Funds Purchased and
       Securities Sold Under Agreement to
       Repurchase.............................              199      160           106        65
     Interest on Notes Payable................                0        1             0         0
                                                        -------  -------       -------    ------
     TOTAL INTEREST EXPENSE...................          $ 7,114  $ 7,624       $ 2,510    $2,520
                                                        -------  -------       -------    ------

     NET INTEREST INCOME......................          $12,735  $11,634       $ 4,567    $3,974

   Provision for Loan Losses..................              296      374           114        82

   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES................          $12,439  $11,260        $4,453    $3,892

   OTHER INCOME
     Trust Department Income..................              368      412           121       141
     Service Charges and Fees.................              788      784           235       329
     Security Gains...........................              109       15             1         0
     Other Income.............................              560      515           167        82
                                                        -------  -------       -------    ------
       Total Other Income.....................            1,825    1,726           524       552

   OTHER EXPENSES
     Employee Compensations & Benefits........          $ 4,686  $ 4,282       $ 1,406    $1,495
     Occupancy Expense
       (Net of Rental Income).................              527      550           154       188
     Furniture and Equipment..................              700      678           244       224
     Other Operating Expenses.................            3,260    2,884         1,220       990
                                                        -------  -------       -------    ------
       Total Other Expenses...................            9,173    8,394         3,024     2,897

       INCOME BEFORE APPLICABLE
          INCOME TAXES........................          $ 5,091  $ 4,592       $ 1,953    $1,547
   Applicable Income Taxes....................            1,697    1,637           486       546
                                                        -------  -------       -------    ------

   Net Income Before Extraordinary Item.......          $ 3,394  $ 2,955       $ 1,467    $2,001
   Extraordinary Item.........................                        81                       0
                                                        -------  -------       -------    ------

     NET INCOME...............................          $ 3,394  $ 3,036       $ 1,467    $1,001
                                                        -------  -------       -------    ------


   NET INCOME AVAILABLE FOR
   COMMON STOCKHOLDERS........................          $ 3,191  $ 2,832       $ 1,400    $  933

   EARNINGS PER SHARE DATA:
     Primary..................................          $  2.55  $  2.27       $  1.12    $  .75
     Fully Diluted............................             2.34     2.09          1.01       .69
     Cash Dividends Declared..................              .75      .69           .25       .23

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                  for the nine months ended September 30, 1994
                                  (unaudited)

                                                                                    (in thousands
                                                                                     of dollars)
Convertible Preferred stock (43,328 Shares authorized):
Cumulative Preferred $100 Series:
     Balance at Beginning of Year.............................................          $ 2,716
                                                                                        -------
     Balance at End of Period - 27,165 shares outstanding September 30, 1994..           $2,716
                                                                                         ------

   Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
   Balance at beginning of year...............................................          $ 6,340
                                                                                        -------
   Balance at end of period - 1,267,904 Shared Issued
     and Outstanding at September 30, 1994....................................          $ 6,340
                                                                                        -------

   Additional Paid In Capital
   Balance at Beginning of Year...............................................          $ 8,297
                                                                                        -------
   Balance at End of Period...................................................          $ 8,297
                                                                                        -------

   Undivided Profits
   Balance at Beginning of Year...............................................          $14,186
   Net Income.................................................................            3,394
   Cash Dividend Declared on Preferred Stock..................................              204
   Cash Dividend Declared on Common Stock.....................................              852
                                                                                        -------
   Balance at End of Period...................................................          $16,524
                                                                                        -------

   Less: Net Unrealized Gain (Loss) on Available-for-Sale Securities
   Balance at Beginning of Year...............................................          $    76
   Change, net of applicable deferred income taxes............................             (772)
                                                                                        -------
   Balance at End of Period...................................................            $(696)
                                                                                        -------

   Less: Employee Stock Ownership Plan Shares Collateralizing Debt, at Cost
   Balance at Beginning of Year...............................................          $   424
   Principal Reduction of ESOP Obligation.....................................             (424)
                                                                                        -------
   Balance at End of Period...................................................          $     0
                                                                                        -------

   Less: Treasury Stock, at Cost
   Balance at Beginning of Year...............................................            $(347)
                                                                                        -------
   Balance at End of Period (17,643 Shares)...................................            $(347)
                                                                                        -------

   Total Shareholders' Equity.................................................          $32,834
                                                                                        -------

   The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               (In thousands of dollars)
                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                     1994      1993
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...........................................................           $ 3,394   $  3,036
   Adjustments to Reconcile Net Income to Net
     Cash from Operating Activities:
       Depreciation.....................................................               621        618
       Deferred Employee Benefits.......................................               424         33
       Provision for Loan Loss..........................................               296        374
       Investment Amortization - Net....................................               490        257
       Other - Net......................................................                (9)        45
       Realized Investment Securities (Gains) Losses....................              (109)       (15)
       Income Tax Benefit...............................................                         (103)
       Provision for Deferred Taxes.....................................              (314)
       Deferred Tax Adjustment (Prior Years)............................                          206
       (Increase) Decrease:
          Accrued Interest Receivable...................................              (115)      (334)
          Other Assets..................................................            (1,390)   ( 1,170)
       Increase (Decrease):
          Accrued Interest Payable......................................                17        (79)
          Other Liabilities.............................................               183       (321)
                                                                                   -------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..........................           $ 3,488      $(489)
                                                                                   -------   --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (Increase) Decrease in Federal Funds Sold......................           $ 3,062   $  4,314
     Proceeds from Maturities of Securities Reported at Amortized Cost..            15,440     20,329
     Purchases of Securities Reported at Amortized Cost.................           (12,394)   (38,572)
     Proceeds from Sales of Investment Securities.......................             2,711        120
     Proceeds from Sales of Other Real Estate...........................                        1,097
     Net (Loans Originated) Principal Collected.........................           (27,686)     2,623
     Purchases of Other Real Estate Property............................              (265)        (1)
     Capital Expenditures...............................................              (657)      (554)
                                                                                   -------   --------
   NET CASH FLOWS FROM INVESTING ACTIVITIES.............................          $(19,789)   (10,644)
                                                                                   -------   --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Increase (Decrease) in Total Deposits..........................           $17,948   $  7,403
     Net Increase (Decrease) in Federal Funds Purchased.................             1,275      2,286
     Principal Payments on ESOP Borrowing...............................              (424)       (33)
     Proceeds from Issuance of ESOP Debt................................                           94
     Principal Payments on Capital Lease................................                (9)       (21)
     Dividends Paid.....................................................            (1,055)      (954)
                                                                                   -------   --------
     FINANCING ACTIVITIES...............................................           $17,735   $  8,775
                                                                                   -------   --------

   NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS...................................................           $ 1,433   $    678
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................            13,831     14,193
                                                                                   -------    -------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................           $15,264    $14,871
                                                                                   -------    -------


During the first nine months of 1994 and 1993, the Corporation paid $7,097,000 and $5,915,000, respectively, in interest on deposits and other borrowings and $1,705,000 and $1,661,000, respectively, for income taxes.

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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

   NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Effective August 1, 1994, Commercial acquired the net assets of Hometown Bancshares, Inc., by exchanging 509,398 shares of Commercial common stock for all the outstanding shares of Hometown. The combination has been recorded using a pooling-of-interests method of accounting and, accordingly, the accompanying financial statements were prepared as if the combination had occurred on January 1, 1993. All significant intercompany transactions have been eliminated. Operating results for the nine month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-KSB for the year ended December 31, 1993.


   NOTE 2:  INVESTMENT SECURITIES

     The book value and approximate market value of investment securities as of September 30, 1994 and 1993 are as follows:

                                            ------------------------------------------
                                                       September 30, 1994
                                            ------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 4,074      $    4      $  166    $ 3,912
          Collateralized Mortgage             2,012           7          30      1,989
           Obligations
          Other Treasury and Agency          38,262          78         910     37,430
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Corporate Debt Securities                       249                       1        248
Equity Securities - FHLB Stock                1,283                      78      1,205
                                            -------      ------      ------    -------
          TOTAL                             $45,880      $   89      $1,185    $44,784
                                            =======      ======      ======    =======

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $   227                            $   227
          Collateralized Mortgage               108           1                    109
           Obligations
          Other Treasury and Agency          26,370                     226     26,132
           Securities
Obligations of States and their              13,331         162         102     13,391
 Subdivisions
Corporate Debt Securities                       382          17           3        396
                                            -------      ------      ------    -------
          TOTAL                             $40,418      $  180      $  343    $40,255
                                            =======      ======      ======    =======

                                            ------------------------------------------
                                                       September 30, 1993
                                            ------------------------------------------
U.S. Treasury and Government Agency         $75,364      $1,722      $    8    $77,078
 Securities
Obligations of States and their              11,940         569           6     12,503
 Subdivisions
Other Investments                             2,056         151           0      2,207
                                            -------      ------      ------    -------
          TOTAL                             $89,360      $2,442      $   14    $91,788
                                            =======      ======      ======    =======


NOTE 3:  LOANS
      Major classifications of loans are summarized as follows:

                                                      September 30
                                                 -----------------------
                                                      1994       1993
                                                  (thousands of dollars)
Real Estate Loans...............................    $ 85,655   $ 84,696
Installment Loans...............................      60,786     50,229
Credit Card Loans...............................       4,210      3,188
Commercial Loans................................     101,332     83,238
                                                    --------   --------
                                                    $251,983   $221,351
                                                    --------   --------
Unearned Income.................................         849      1,079
                                                    --------   --------
TOTAL LOANS.....................................    $251,134   $220,272
                                                    --------   --------


      Changes in the allowance for loan losses were as follows for the nine months ended September 30, 1994 and 1993.

                                                      1994       1993
                                                  (thousands of dollars)
Balance, Beginning of Year.....................     $  3,138   $  2,958
Provision Charged to Operation.................          296        374
Loans Charged Off..............................         (191)      (174)
Recoveries.....................................           82        157
                                                    --------   --------
Balance, End of Period.........................     $  3,325   $  3,315
                                                    --------   --------


NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at September 30, 1994 and 1993 were $15,634,000 and $12,095,000 respectively.


NOTE 5: ESOP BORROWINGS

                                                    September 30   December 31
                                                       1994           1993
                                                       ----           ----
During 1992, the ESOP Trust obtained a revolving
conversion note for the principal amount of one
million dollars to finance the acquisition of
Commercial common stock, pledging those shares
as collateral. The revolving conversion note
was a conversion line-of-credit up to
$1,000,000, available on a revolving basis until
May 31, 1993. The amount of the credit
outstanding on May 31, 1993, converted to a term
loan. Interest on the unpaid principal balance
of the loan was payable at the end of each
calendar quarter since September 30, 1992.  The
principal balance of the term loan was payable
at the end of each calendar quarter commencing
June 30, 1993, in 28 equal quarterly
installments.Interest was at a rate of the
lender's prime plus 1/2%, fluctuating
accordingly. The interest  rate  as  of
December 31, 1993, was 6.50%. The ESOP paid off
the loan in its entirety in
March, 1994....................................    $      0        $    424
                                                   --------        --------

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                                  Nine Months ended
                                                     September 30
                                                  1994           1993
                                              ------------------------
                                              (In thousands of dollars)
Current:
  State........................................  $  231         $  234
  Federal......................................   1,465          1,403
                                                  ------        ------
  TOTAL PROVISION FOR INCOME TAXES.............  $1,696         $1,637
                                                 ------         ------

NOTE 7:  CONVERTIBLE PREFERRED STOCK

     In conjunction with the acquisition of Jackson County Bank, Ravenswood, West Virginia, Commercial issued 28,717 shares of Convertible Preferred Stock to former owners of Jackson County Bank Common Stock. The Convertible Preferred had a stated value of $100 per share and paid cumulative dividends of $10.00 per share per year, paid quarterly. At its August 10, 1994, meeting the Board of Directors decided to redeem all of the outstanding Convertible Preferred Stock on October 28, 1994. Convertible Preferred could be redeemed during 1994 at $105 per share, and after January 1, 1995, at $100 per share. Notices were sent to holders of Convertible Preferred Stock on September 1, 1994. Shares of Convertible Preferred were convertible by the holders into 7.332 shares of Commercial Common Stock at any time. Prior to the expiration of the redemption notice, every holder of Convertible Preferred Stock indicated they desired to convert their shares into Common Stock. Therefore, by October 28, 1994, all 28,717 shares of Convertible Preferred Stock had been converted to Common Stock and no Convertible Preferred Stock remained outstanding. No shares were redeemed.


NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                              September 30,        December 31,
                                                                                   1994                1993
                                                                                   ----                ----
ASSETS                                                                             (In Thousands of Dollars)
Cash and Due from Banks (All from subsidiaries)...........................       $   500             $   418
Accounts Receivable (All from subsidiaries)...............................           840                  91
Notes Receivable..........................................................           255                 255
Investment Securities - Available for Sale................................                               395
Investment in Subsidiaries (Equity Basis).................................        31,401              29,576
Premises and Equipment - Net..............................................           376                 478
Other Assets..............................................................           440                 596
                                                                                 -------             -------
TOTAL ASSETS..............................................................       $33,812             $31,809
                                                                                 -------             -------

  LIABILITIES
ESOP Borrowings...........................................................       $     0             $   424
Other Liabilities.........................................................           978                 541
                                                                                 -------             -------
TOTAL LIABILITIES.........................................................       $   978             $   965
                                                                                 -------             -------

  STOCKHOLDERS EQUITY
Preferred Stock (Stated Value $100.00)
  Outstanding:  27,165 shares and 27,165 Shares at September 30,
  1994 and December 31, 1993, respectively................................       $ 2,716             $ 2,716
Common Stock (Par Value $5.00, Authorized:
  2,000,000 Shares.  Outstanding : 1,267,904 Shares and 1,267,904 Shares
  at September 30, 1994 and December 31,1993, respectively)...............         6,340               6,340
Surplus...................................................................         8,297               8,297
Undivided Profits.........................................................        16,524              14,186
Unrealized Gain (Loss) on Securities Available for Sale, Net..............          (696)                 76
LESS:
  Employee Stock Ownership Plan Shares Collateralizing Debt...............             0                (424)
  Treasury Stock..........................................................          (347)               (347)
                                                                                 -------             -------
TOTAL STOCKHOLDERS EQUITY.................................................       $32,834             $30,844
                                                                                 -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.................................       $33,812             $31,809
                                                                                 -------             -------

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1994

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks.........................................  $1,110
  Fees from Subsidiaries.................................................     735
  Gain on Sale of Securities Available for Sale..........................     103
                                                                           ------
TOTAL REVENUE............................................................  $1,948
                                                                           ------
EXPENSES
  Employee Compensation and Benefits.....................................  $  376
  Occupancy and Furniture Expense........................................     183
  Other Expenses.........................................................  $  509
                                                                           ------
TOTAL EXPENSES...........................................................  $1,068
                                                                           ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries...............................  $  880
Applicable Income Tax....................................................      38
                                                                           ------

Income before Equity in Undistributed
  Net Income of Subsidiaries.............................................  $  842
Equity in Undistributed Net Income of Subsidiaries.......................   2,553
                                                                           ------

NET INCOME...............................................................  $3,395
                                                                           ------

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1994

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................................       $ 3,395
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................................           125
     (Gain) Loss on Securities Sold.......................................          (103)
     Net Amortization of Purchase Accounting Adjustments..................            63
     Undistributed Net(Income) Loss on Subsidiaries.......................        (2,553)
     Deferred Employee Benefits...........................................           424
     Increase(Decrease) Accounts Receivable...............................          (517)
     Accrued Interest Receivable..........................................             2
     Other Assets.........................................................           (83)
     Other Liabilities....................................................       $   436
                                                                                  ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................       $ 1,189
                                                                                  ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Investment Securities............................       $   395
  Capital Expenditures....................................................           (23)
                                                                                  ------
NET CASH USED BY INVESTING ACTIVITIES.....................................       $   372
                                                                                  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on ESOP and long-term debts..........................       $  (424)
  Dividends paid..........................................................        (1,055)
                                                                                  ------
NET CASH USED BY FINANCING ACTIVITIES.....................................       $(1,479)
                                                                                  ------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................       $    82
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................           418
                                                                                  ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................       $   500
                                                                                  ------

During the first nine months of 1994, Commercial paid $1,705,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first nine months of 1994, Commercial's largest source of funds, its deposits, grew $17.8 million or 5.70% from December 31, 1993, to $329.1 million. The largest increase was in time deposits, which were up $8.8 million (6.79%). Non interest-bearing demand deposits had the largest percentage increase. They grew 16.44%, or $6.6 million. Savings deposits were up $1.1 million (1.41%) and interest-bearing demand deposits increased $1.2 million or 1.91%.

  Commercial's position in the Federal Funds market changed from net sales to net purchases during the nine month period. There were net purchases of $0.6 million at September 30, 1994, compared to sales of $5.1 million at year end. Federal funds sold were reduced 44.25%, from $8.7 million to $4.l9 million. Federal funds purchased increased from $4.2 to $5.5 million. Commercial's banks regularly undertake borrowings to accommodate smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. Additionally, during the first nine months of 1994 the increase in loans exceeded the growth in deposits and borrowings were used as a relatively inexpensive source of short-term funds. Federal funds sold represent temporary liquid investments that may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer term investments.

  The long term debt of the ESOP was eliminated, as the $424,000 balance was paid off by the ESOP during the first quarter.

  Cash and due from banks increased by $1.4 million or 10.36% from December 31, 1993, to September 30, 1994. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, increased by $28.5 million (12.81%) during the first three quarters of the year. Loan demand continued to be strong as customers anticipated rising interest rates. Many consumers sought to make purchases while interest rates were perceived to be low.

  The securities portfolio decreased. It was down $7.4 million or 7.95%. The investment in securities is expected to continue to decline modestly during the remainder of the year, as it is expected some of the proceeds of maturing securities will be reinvested in loans.

EARNINGS--NINE MONTHS

  Consolidated net income for the first nine months of 1994 was 11.82% more than the first nine months of 1993 ($3.4 million in 1994, $3.0 million in 1993). Fully diluted earnings per common share were $2.34 compared to $2.09 for 1993.

  Total interest income increased 3.07% or $591,000 from $19.3 million in 1993 to $19.8 million in 1994. Total interest expense decreased 6.69% or $510 thousand from the 1993 level. This resulted in an increase of 9.46% or $1.1 million in net interest income.

  The provision for loan losses was 20.86% less in 1994 than it was in the first nine months of 1993. The 1994 provision was $296 thousand compared to net loan losses of $109 thousand. In 1993, the first nine months provision was $374 thousand and there were net losses of $17,000. At September 30, 1994, the reserve for possible loan losses of $3,325,000 was equal to 1.32% of net loans outstanding. This compares with $3,138,000 or 1.41% of net loans outstanding at December 31, 1993.

  Non interest income increased 5.74% from the first nine months of 1993 to the first nine months of 1994. Trust department fees were down by 10.68%. Service charges and fees grew 0.51%. Other income rose $45,000 or 8.74% from 1993 to 1994. A transaction involving the sale of Common stock of the First National Bank of Powhatan Point, Ohio, to that bank provided most of the $109,000 in securities gains reported during the period.

  Non-interest expense increased 9.28%, or $779,000 from 1993 to 1994. The two major areas of increase were employee compensation and benefits, which grew $404,000 or 9.43%, and other operating expenses, which increased $376,000, or 13.04%. In 1993, an unusually large proportion of the employee expense was delayed until the fourth quarter because of late implementation of a new incentive bonus program. For 1994, Commercial and its banks have been accruing the 1994 expense since the beginning of the year. This has caused much of the increase in employee expense compared to 1993. The increase in other operating expense came from certain professional and legal fees, as well as a general increase in several other areas.

  Occupancy expense was down $23,000 compared to the same period in 1993. Furniture and equipment was up $22,000. Together, these fixed assets expenses decreased $1,000, from a combined total of $1,228,000 in 1993 to $1,227,000 in 1994.

  Net income before taxes was up $499,000 (10.87%) for the 1994 period. The provision for Federal and state income taxes increased $59,000 or 3.60%.

EARNINGS--THREE MONTHS

  Consolidated net income for the third quarter of 1994 was 46.65% more than the third quarter of 1993. ($1,468,000 in 1994 and $1,001,000 in 1993). Fully
diluted earnings per share were $1.01 compared to $0.69 for the 1993 quarter.

  Total interest income increased 8.98% to $7,077,000 from $6,494,000 in 1993. Total interest expense decreased 0.40% to $2,510,000 from $2,520,000 in 1993. As a result, net interest income increased $593,000 or 14.92% from the third quarter of 1993.

  The provision for loan losses was 39.02% higher during the third quarter of 1994 than it was during the third quarter of 1993. The 1994 provision was $114,000 compared to net losses of $64,000. The 1993 third quarter provision was $82,000 compared to net recoveries of $17,000.

  Non interest income decreased 5.07% from 1993 to 1994. Trust department income experienced a decrease of $20,000 (14.18%) from the third quarter 1993 to 1994. Services charges and fees were down $94,000 or 28.57% from the third quarter of 1993, and other income increased $85,000 or 103.66%.

  Non-interest expense was up 4.38% ($127,000) from the third quarter of 1993. Employee compensation and benefits decreased by 5.95%, or $89,000. Occupancy expense decreased $34,000 (18.09%) while furniture and equipment increased $20,000 (8.93%). All other operating expenses increased $230,000 (23.23%). This increase was created by the same factors mentioned above, most of which were nonrecurring, but appeared in the third quarter.

  Net income before taxes was up 26.24% and the provision for Federal and state income taxes decreased $61,000 (11.17%) from 1993.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $836,000 at September 30, 1994, an increase of $481,000 (136.9%) from December 31, 1993. Loans past due 90 days or more and still accruing totaled $429,000 at September 30, 1994, up $101,000 from year end totals. Restructured loans totaled $1,410,000 at the end of the third quarter of 1994.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the nine month period was 5.70%, or an increase of $17.75 million. Time deposits, a prime component of core deposit relationships, grew $8.8 million, a 6.79% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Two of Commercial's subsidiaries, including the largest bank, are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 23.7% of the total securities portfolio.


CAPITAL
   During the first nine months of 1994, Commercial increased it stockholders' equity by $1,990,000 (6.45%), bringing the balance at September 30, 1994, to $32.8 million or, 8.87% of total assets. The increase was from internal capital growth.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that had to be achieved by year-end 1992. As of September 30, 1994, Commercial's Tier 1 ratio of 13.05% and combined Tier 1 and Tier 2 ratio of 14.30% exceed the requirements. Additionally, Commercial's ratios of primary capital to total assets of 8.69% and total capital to total assets of 9.52% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders


Item 5. Other Information


Item 6. Exhibits and Reports on Form 8-K

     Form 8-K dated August 1, 1994
            Item 5.  Convertible Preferred Stock redemption October 28, 1994
            Item 7. Financial Statements and Exhibits--Financial statements of Hometown Bancshares, Inc. and pro forma consolidated statements of Commercial BancShares, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
               Date: November 15, 1994   ---------------------------
                     -----------------   William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
               Date: November 15, 1994   ----------------------------
                     -----------------   Larry G. Johnson
                                         Secretary-Treasurer