Form 10-K405
COMMERCIAL BANCSHARES INC /WV/
filed 1995-03-31
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED].
For the transition period from __________ to __________.

Commission file number 0-20232

                      COMMERCIAL BANCSHARES, INCORPORATED
                      -----------------------------------
              (Exact name of small business issuer in its charter)
              ----------------------------------------------------

        West Virginia                                   55-0622108
---------------------------------                     --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      415 Market Street
   Parkersburg, West Virginia                                 26101
---------------------------------                        --------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number    (304) 424-0300
                             --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $5.00 per share
                   ---------------------------------------
                               (Title of class)

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X .
                                                                       ---
No  .
  --

  Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

 The issuer's revenues for its most recent fiscal year:  $28,948,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1995, based on the average of the bid and asked price on that date:

     Common Stock, $5.00 par value -$32,239,140
     ------------------------------------------

The number of shares outstanding of the issuer's classes of common stock as of March 13, 1995:

     Common Stock, $5.00 par value - 1,467,040 shares
     ------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held May 10, 1995 are incorporated by reference into Part III.

PART I
------

Item 1.      BUSINESS

     Commercial BancShares, Incorporated may also be referred to herein as "Commercial". The subsidiaries may be referred to as follows: Commercial Banking and Trust Company as "CB&T", Jackson County Bank as "Jackson", Farmers and Merchants Bank of Ritchie County as "F&M", The Dime Bank as "Dime", Union Bank of Tyler County as "Union", The Community Bank as "Community", the Bank of Paden City as "Paden City", and Hometown Insurance Agency, Inc., as "Hometown Insurance".

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

     On June 7, 1994, shareholders of Hometown Bancshares, Inc., ("Hometown") approved an agreement and plan of merger pursuant to which Hometown would merge with Commercial. Commercial would be the surviving corporation and the former subsidiaries of Hometown (Union, Community, Paden City and Hometown Insurance) would become wholly-owned subsidiaries of Commercial. The transaction was finalized August 1, 1994.

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

                          Union Bank of Tyler County

     Union was organized and chartered under the laws of the State of West Virginia as "Tyler County Bank" on February 18, 1947. The bank has been at its present location at the corner of Fair and Dodd Streets in Middlebourne, West Virginia, since 1977. On January 1, 1984, the bank merged with Union National Bank of Sistersville and was rechartered under the name "Union Bank of Tyler County". Its main office remains in Middlebourne and the Sistersville branch is the former main office of the merged Union National Bank. Union operates as a full-service bank in both Middlebourne and Sistersville, offering a wide range of financial services to retail and commercial customers, including trust services.

                              The Community Bank

     Community was organized and chartered as a West Virginia banking corporation on September 30, 1936. It is located at 112 Collins Avenue, Pennsboro, West Virginia and operates a drive-through facility on Masonic Avenue, also in Pennsboro. Community offers a wide range of financial services to retail and commercial customers in its local area, although it does not offer trust or correspondent banking services.

                              Bank of Paden City

     Paden City was organized and chartered under the laws of the State of West Virginia on May 14, 1976. Its principal office is located at 4th and Main Streets in Paden City, West Virginia. In December, 1984, Paden City opened a full-service branch on State Route 2 in New Martinsville, West Virginia, referred to as the Steelton Financial Center. Paden City offers the wide range of services usually offerred by a full-service commercial bank, but it does not offer trust or correspondent banking services.

                       Hometown Insurance Agency, Inc.

     Hometown Insurance is a wholly-owned subsidiary corporation chartered under the laws of West Virginia on June 21, 1989. The agency was historically operated through July 31, 1993, under provisions of the Federal Reserve Board's Regulation Y, allowing a bank holding company to operate an insurance agency in a place with a population of 5,000 or less. The insurance agency is presently inactive, conducts no business and has no employees. The charter exists to preserve the name.

                                  Employees
     As of December 31, 1994, Commercial and its subsidiaries had 215 full-time equivalent employees.

                                 Competition

     The primary market area of Commercial and its subsidiaries includes Wood, Wirt, Jackson, Tyler, Wetzel and Ritchie Counties in West Virginia, and Washington County, Ohio, with a secondary market area including Pleasants and Wirt Counties in West Virginia and Monroe, Noble, Meigs, Morgan and Athens Counties in Ohio.

     As of June 30, 1994, the most recent date for which branch data is available, there were seven banks with 26 locations in Wood County. They reported total deposits of $891,716,000 in the county. CB&T ranked third among the banks with 16.44% of the total bank deposits. In addition there was one savings bank office located in the county and 14 federal credit unions. Total deposits of all institutions in the county were reported at $1,149,933,000. CB&T ranked fourth among all institutions with 12.75% of the total deposits.

     Community is second largest and F&M is the third largest of the five banks with offices in Ritchie County. Community has 23.75% and F&M has 17.52% of the $18,711,000 in bank deposits in the county. There are no non-bank financial institutions in Ritchie County. The two subsidiaries of Commercial combined held 41.27% of the total deposits for the county.

     Six banks had 8 offices located in Jackson County on June 30, 1994, with total bank deposits of $248,875,000. Jackson ranked fourth among the banks, with 18.22% of the bank deposits. In addition to the banks, there is one savings and loan association and one federal credit union located in Jackson County, and total deposits for all financial institutions totaled $269,242,000 at June 30. Jackson ranked fourth among all institutions with 16.84% of the total deposits.

     The principal market area of both Union and Paden City is the Tyler
County and Wetzel County, West Virginia, market. The banking business in the Tyler/Wetzel County market area is highly competitive. As of June 30, 1994, Union's deposits were $33,060,000, or approximately 17.93% of that total two-county commercial bank market, and was the third largest of the seven commercial banks with offices in Tyler and Wetzel County. Paden City's deposits were $27,430,000, 14.87% of the market, and was the fourth largest. Combined, the two subsidiaries of Commercial held 32.80% of the total commercial bank deposits in the Tyler/Wetzel County market. Three thrift institutions and one federal credit union also operate in the market, and combined deposits of all institutions amounted to $348,293,000 as of June 30, 1994. Union and Paden City held 17.37% of all deposits for the market.

     As of June 30, 1994, there were nine banks located in Washington County with total deposits of $682,845,000. The Dime Bank is the fifth largest of the nine and holds 5.50% of the total deposits. The nine banks operate at eighteen offices within Washington County. In addition to the commercial banks, there are two savings and loan associations located in Washington County.

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

     CB&T, Jackson, F&M, Union, Community, Paden City and Dime are insured banks organized under the banking laws of the states in which they are headquartered. Accordingly, their operations are subject to Federal and State laws applicable to commercial banks and commercial banks with trust powers and to regulation by the state regulatory authorities and the Federal Deposit Insurance Corporation. Among other restrictions, the West Virginia Banking Law provides that banks organized thereunder may pay dividends only out of undivided profits.

     The Ohio Division of Banks, the Banking Commissioner of the State of West Virginia, the Federal Reserve Board and the Federal Deposit Insurance Corporation have the discretion to examine the affairs of the various banks for the purpose of determining the financial condition of CB&T, Jackson F&M, Dime, Union, Community and Paden City.

     Additionally, CB&T, Jackson, F&M, Dime, Union, Community and Paden City are subject to certain regulations issued by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Department of Banking of the State of West Virginia, the Ohio Division of Banks, the Internal Revenue Service, the tax departments of Ohio and West Virginia, the county and city governments of the communities in which the banks are located, and other agencies in varying degrees. Commercial, likewise is subject to rules and regulations issued by the regulators noted above, as well as the Securities and Exchange Commission. This control and scrutiny affects the timing and manner in which Commercial and its subsidiaries conduct their business, the level of profitability achieved, and the volume and the type of reports given to the public and government.

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

Item 2.  PROPERTIES

     The principal executive offices of CB&T and Commercial are located at 415 Market Street, Parkersburg, West Virginia. This building, a 3-story bank and office building, is owned by CB&T. During 1984, CB&T constructed a branch office in Mineral Wells, West Virginia. The branch is one and one-half stories with a full basement. During 1986, CB&T constructed a branch office in Vienna, West Virginia, on leased property. At the end of the ten-year lease, CB&T has a fixed purchase price option. The building is a one-story masonry structure with attached drive-in lanes. CB&T subsequently purchased three adjacent lots, one of which is used for parking, and two are vacant. Construction is in progress on an addition to the building. CB&T also leases a portion of a two-story bank building on Pike Street in Parkersburg.

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

     The current principal office of Union is located at Fair and Dodd Streets in Middlebourne, West Virginia. Property adjacent to the building is owned by the bank and used for employee and customer parking. Union also owns and operates a facility referred to as the Sistersville Office located at 700 Wells Street in Sistersville, West Virginia. Union also owns two pieces of property on Wells Street in Sistersville that it uses for employee parking.

     Community's principal office is located at 112 Collins Avenue in Pennsboro, West Virginia. Community also operates a drive-through facility on Masonic Avenue. Both of these properties are owned by Community. In addition, Community owns three lots used for employee and customer parking.

     The principal office of Paden City is located at Fourth and Main Streets in Paden City, West Virginia. Paden City owns this building and adjacent lots which are used for employee and customer parking. Paden City also owns a branch facility, referred to as the Steelton Financial Center, which is located at State Route 2 North in New Martinsville, West Virginia. The land on which this facility is built is leased by Paden City.

     In addition to the banking buildings, CB&T, Jackson, F&M, Union, Paden

City, Community, Dime and Commercial own other real properties which, when considered in the aggregate, are not material to their operations.

Item 3.  LEGAL PROCEEDINGS

     Various actions and proceedings are presently pending to which CB&T, Jackson, F&M, Dime, Union, Community and Paden City are party. Management considers that the aggregate liabilities, if any, arising from such actions would not have material adverse effect on the consolidated financial position of Commercial.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 41 of the 1994 Annual Report to shareholders is incorporated herein by reference


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the related comments in the President's letter are included inside the front cover of the 1994 Annual Report to shareholders and on pages 31 to 40 of the Annual Report.


Item 7.  FINANCIAL STATEMENTS

     The report of independent accountants and consolidated financial statements are included on pages 2 through 30 of the 1994 Annual Report to shareholders.

     Quarterly Results of Operations for the year ended December 31, 1994 included on page 29 of the 1994 Annual Report to shareholders are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

     The information required by Items 9 through 12 in this part is incorporated herein by reference from BancShares' definitive proxy statement dated April 1, 1995 for the annual meeting of shareholders to be held on May 10, 1995, which is included as Exhibit 99.

PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   (1)  Financial Statements
           (2)  Financial Statement Schedules
                    The response to this portion of Item 13 is submitted as a separate section of this report.
           (3)  Listing of Exhibits
                    Exhibit 11 - Statement Re: Earnings per share
                    Exhibit 23 - Consent of Independent Accountants
     (b)        Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended December 31, 1994.
     (c)        Exhibits
                    The response to this portion of Item 13 is submitted as a separate section of this report.
     (d)        Financial Statement Schedules
                    None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMERCIAL BANCSHARES, INCORPORATED
                               ------------------------------------------
                               (Registrant)


                               By: /s/ William E. Mildren, Jr.
                               ------------------------------------------
                                       William E. Mildren, Jr.
                                       Chairman, President and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William E. Mildren, Jr.                    3/28/95
------------------------------------------------------
William E. Mildren, Jr.
Chairman, President and
Chief Executive Officer


------------------------------------------------------
Bruce Bingham
Director


------------------------------------------------------
Frank L. Christy
Director


------------------------------------------------------
A. Vernon Criss, III
Director

/s/ Gary R. Davis                              3/29/95
------------------------------------------------------
Gary R. Davis
Director


------------------------------------------------------
Wilson Davis
Director

/s/ Carl E. Dollman                            3/29/95
------------------------------------------------------
Carl E. Dollman
Director

/s/ James A. Meagle, Jr.                       3/29/95
------------------------------------------------------
James A. Meagle, Jr.
Director

/s/ David L. Mendenhall                        3/29/95
------------------------------------------------------
David L. Mendenhall
Director


/s/ Larry G. Johnson                           3/28/95
------------------------------------------------------
Larry G. Johnson
Executive Vice President and
Chief Financial Officer

/s/ Jack F. Poe                                3/28/95
------------------------------------------------------
Jack F. Poe
Director

/s/ Robert E. Richardson                       3/29/95
------------------------------------------------------
Robert E. Richardson
Director


------------------------------------------------------
W.S. Ritchie, Jr.
Director

/s/ Susan S. Ross                              3/29/95
------------------------------------------------------
Susan S. Ross
Director

/s/ Donald L. Scothorn                         3/29/95
------------------------------------------------------
Donald L. Scothorn
Director


------------------------------------------------------
James L. Wahle
Director


------------------------------------------------------
Thomas N. Webster
Director


------------------------------------------------------
Morris B. Wilkins
Director

FORM 10-K--ITEM 14(a)(1) and (2)

COMMERCIAL BANCSHARES, INCORPORATED

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent auditors of Commercial BancShares, Incorporated and subsidiaries are included in
Item 8:

   Report of independent auditors

   Consolidated balance sheets--December 31, 1994 and 1993

   Consolidated statements of income--Years ended December 31, 1994, 1993 and
   1992

   Consolidated statements of shareholders' equity--Years ended December 31, 1994, 1993 and 1992

   Consolidated statements of cash flows--Years ended December 31, 1994, 1993 and 1992

   Notes to consolidated financial statements--December 31, 1994

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.