Form 10-Q
period 1995-03-31
COMMERCIAL BANCSHARES INC /WV/
filed 1995-05-15
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
          For the quarterly period ended March 31, 1995
                                         --------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from            to
                                         ----------    ----------

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

Yes  X   No
   ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     No
    ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            Class                          Outstanding at  March 31, 1995
            -----                         -------------------------------
Common Stock $5.00 par value                          1,467,040

                      COMMERCIAL BANCSHARES, INCORPORATED

                                     INDEX


Part I Financial Information  Page No.

                                                                   Page No.
   Condensed Consolidated Balance Sheet as of March 31, 1995
      and December 31, 1994.......................................    3

   Condensed Consolidated Statement of  Income for
      Three Months ended March 31, 1995 and 1994..................    4

   Condensed Statement of Changes in Stockholders
      Equity for Three months ended March 31, 1995................    5

   Consolidated Statement of Cash Flows for the Three
      Months ended March 31, 1995 and 1994........................    6

   Notes to Condensed Consolidated Financial Statements...........   7-10

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.........................  10-11

   Part II Other Information......................................   12
   Signatures.....................................................   12

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                      March 31,    Dec. 31,
                                                                         1995        1994
                                                                      ----------   ---------
                                                                      (unaudited)      *
Cash and Due from Banks........................................        $ 13,763    $ 16,304
Interest-Bearing Demand Deposits with Other Banks..............             401         323
Interest-Bearing Deposits in Banks.............................              99         299
Federal Funds Sold.............................................          13,500       1,405
Investment Securities:
  Held to Maturity, at Amortized Costs.........................          38,978      41,150
   (Market Value: $38,775  and $40,384)
  Available for Sale, at Market Value..........................          43,058      42,940
Loans -- net of unearned discount..............................         254,564     256,402
LESS:  Reserve for Losses......................................          (3,459)     (3,430)
Premises and Equipment.........................................           7,474       7,129
Notes Receivable...............................................             255         255
Accrued Interest Receivable....................................           2,688       2,549
Foreclosed Properties -- Net...................................           1,295       1,329
Other Assets...................................................           5,763       5,568
                                                                       --------------------
  TOTAL ASSETS.................................................        $378,379    $372,223
                                                                       ====================
                            LIABILITIES AND CAPITAL
Deposits:
  Demand -- Non-Interest Bearing................................       $  43,198  $  46,499
  Demand -- Interest Bearing....................................          40,511     44,462
  Savings.......................................................          94,111     98,039
  Time Deposits.................................................         155,754    134,959
                                                                       --------------------
TOTAL DEPOSITS..................................................       $ 333,574  $ 323,959
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase...........................           6,613     10,972
Accrued Interest Payable........................................           1,005        812
Other Liabilities...............................................           2,381      2,872
                                                                       --------------------
TOTAL LIABILITIES...............................................       $ 343,573  $ 338,615
                                                                       --------------------
Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None..........................................       $       0  $       0
  Common Stock (Par Value $5.00)
     Outstanding: 1,467,040 shares and 1,467,040 shares.........           7,335      7,335
  Additional Paid In Capital....................................          10,085     10,079
  Undivided Profits.............................................          17,829     17,122
  Net Unrealized Gain (Loss) on Available-for-Sale Securities...            (246)      (719)
  Less: Employee Stock Ownership Plan
      Shares Purchased with Debt................................               0          0
     Treasury Stock, at cost....................................           ( 198)      (209)
                                                                       --------------------
  TOTAL SHAREHOLDERS' EQUITY....................................       $  34,806   $ 33,608
                                                                       --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................       $ 378,379   $372,223
                                                                       ====================

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                 (In thousands of dollars
                                                                except for per share data)
                                                                   Three Months Ended
                                                                       March 31
                                                                1995                 1994
INTEREST INCOME
  Interest and Fees on Loans...............................     $6,025              $4,871
  Interest and Dividends on Securities.....................      1,243               1,214
        Interest on Federal Funds Sold.....................         91                  52
  Interest on Notes Receivable.............................          0                  (1)
  Interest on Time Deposits with Other Banks...............          6
                                                                --------------------------
     TOTAL INTEREST INCOME.................................     $7,365              $6,135
                                                                --------------------------

INTEREST EXPENSE
  Interest on Deposits.....................................      2,809               2,242
  Interest on Federal Funds Purchased and Securities Sold
     Under Agreement to Repurchase.........................        133                  28
                                                                --------------------------
       TOTAL INTEREST EXPENSE..............................     $2,942              $2,270
                                                                --------------------------

  NET INTEREST INCOME......................................     $4,423              $3,865

Provision for Loan Losses..................................        108                  96

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..........................................     $4,315              $3,769

OTHER INCOME
  Trust Department Income..................................        140                 119
  Service Charges and Fees.................................        358                 239
  Security Gains...........................................          0                   5
  Other Income.............................................         65                 182
                                                                --------------------------
     Total Other Income....................................        563                 545

OTHER EXPENSES
  Employee Compensations & Benefits........................     $1,801              $1,738
  Occupancy Expense (Net of Rental Income).................        210                 196
  Furniture and Equipment..................................        190                 229
  Other Operating Expenses.................................        964                 951
                                                                --------------------------
     Total Other Expenses..................................      3,165               3,114

     INCOME BEFORE APPLICABLE INCOME TAXES.................     $1,711               1,200
Applicable Income Taxes....................................        595                 498
                                                                --------------------------

  NET INCOME...............................................     $1,116              $  702
                                                                ==========================


NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................................     $1,116              $  634

EARNINGS PER SHARE DATA:
  Primary..................................................       $.77                $.51
  Fully Diluted............................................        .77                 .48
  Cash Dividends Declared..................................        .28                 .25

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                   for the three months ended March 31, 1995
                                  (unaudited)

                                                                    (in thousands
                                                                      of dollars)
Convertible Preferred stock (43,328 Shares authorized):
  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 7,335
                                                                        -------
Balance at end of period - 1,467,040 Shares Issued
  and Outstanding at March 31, 1995................................     $ 7,335
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $10,079
Additional Paid in Capital from Resale of Treasury Stock...........           6
                                                                        -------
Balance at End of Period...........................................     $10,085
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $17,122
Net Income.........................................................       1,116
Cash Dividend Declared on Common Stock.............................        (409)
                                                                        -------
Balance at End of Period...........................................     $17,829
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $  (719)
Change in Unrealized Gain (Loss) on Securities Available for Sale..         473
                                                                        -------
Balance at End of Period...........................................     $  (246)
                                                                        -------


Less: Treasury Stock, at Cost
Balance at Beginning of Year.......................................     $   209
Resale of 600 shares of Treasury Stock at Cost.....................         (11)
                                                                        -------
Balance at End of Period (9,978 Shares)............................     $   198
                                                                        -------

Total Shareholders' Equity.........................................     $34,806
                                                                        =======

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   (In thousands of dollars)
                                                                       Three Months Ended
                                                                             March 31
                                                                          1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................          $   1,116   $   702
                                                                       -------------------
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................                187       208
     Provision for Loan Loss.................................                107        95
     Investment Amortization - Net...........................                101       196
     Purchase Adjustments....................................                 15        15
     Other - Net.............................................                 (4)       (4)
     Realized Investment Securities (Gains) Losses...........                           (5)
     Income Tax Benefit......................................                (60)      (48)
     Provision for Deferred Taxes............................                 21        31
     (Increase) Decrease:
       Accrued Interest Receivable...........................               (138)      (80)
       Other Assets..........................................                195      (743)
     Increase (Decrease):
       Accrued Interest Payable..............................               (102)      538
       Other Liabilities.....................................                574       349
                                                                       -------------------
     Total Adjustments.......................................                896       552
                                                                       -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................          $   2,012   $ 1,254
                                                                       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold..............          $ (13,065)  $ 3,501
  Proceeds from Sale of Other Real Estate....................                           (3)
  Proceeds from Sales of Securities Held to Maturity.........                        1,500
  Proceeds from Maturities of Securities Held to Maturity....              4,809     3,683
  Proceeds from Maturities of Securities Available for Sale..                903
  Purchases of Securities Held to Maturity...................             (1,895)
  Purchases of Securities Available for Sale.................             (1,244)   (6,075)
  Net (Loans Originated) Principal Collected.................              1,684    (7,935)
  Capital Expenditures.......................................               (532)      (82)
                                                                       -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................          $  (9,340)   (5,411)
                                                                       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................          $   9,615   $ 3,156
  Net Increase (Decrease) in Federal Funds Purchased.........             (4,359)    1,166
  Principal Payments on ESOP Borrowing.......................                         (424)
  Proceeds from Sale of Treasury Stock.......................                 17
  Principal Payments on Capital Lease........................                           (7)
  Dividends Paid.............................................               (408)     (337)
                                                                       -------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES.....................          $   4,865   $ 3,554
                                                                       -------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................          $  (2,463)  $  (603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............             16,627    14,070
                                                                       -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................          $  14,164   $13,467
                                                                       ===================


During the first quarters of 1995 and 1994, the Corporation paid $2,616,000 and $2,365,000, respectively, in interest on deposits and other borrowings and $60,000 and $982,000, respectively, for income taxes.

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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in BancShares' annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE 2:  INVESTMENT SECURITIES

     The book value and approximate market value of investment securities as of March 31, 1995 and 1994 are as follows:

                                                         March 31, 1995
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $   213                            $   213
          Other Treasury and Agency          25,095        $ 63        $326     24,832
           Securities
Obligations of States and their              13,203         178         133     13,248
 Subdivisions
Other Debt Securities                           467          17           2        482
                                        ----------------------------------------------
          TOTAL                             $38,978        $258        $461    $38,775
                                        ==============================================

          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 5,506        $ 10        $150    $ 5,366
          Other Treasury and Agency          36,250         230         508     35,972
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Other Debt Securities                           246           1                    247
Equity Securities                             1,545                      72      1,473
                                        ----------------------------------------------
          TOTAL                             $43,547        $241        $730    $43,058
                                        ==============================================


                                                         March 31, 1994
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    24                            $    24
          Other Treasury and Agency          30,080        $312        $  9     30,383
           Securities
Obligations of States and their              14,244         451          33     14,662
 Subdivisions
Other Debt Securities                           727           4                    731
                                        ----------------------------------------------
          TOTAL                             $45,075        $767        $ 42    $45,800
                                        ==============================================

          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 5,881        $  7        $ 77    $ 5,811
          Other Treasury and Agency          40,330         240         575     39,995
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Other Debt Securities                           446                                446
Equity Securities                             1,436          56                  1,492
                                        ----------------------------------------------
          TOTAL                             $48,093        $303        $652    $47,744
                                        ==============================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                       March 31
                                                ---------------------
                                                    1995     1994
                                                (thousands of dollars)
Real Estate Loans.......................        $ 88,303   $ 87,768
Installment Loans.......................          60,297     49,951
Credit Card Loans.......................           4,070      3,009
Commercial Loans........................         102,735     90,228
                                                -------------------
                                                $255,405   $230,956
                                                -------------------
Unearned Income.........................             841        937
                                                -------------------
TOTAL LOANS.............................        $254,564   $230,019
                                                ===================

    Changes in the allowance for loan losses were as follows for the three months ended March 31, 1995 and 1994.

                                                    1995       1994
                                                (thousands of dollars)
Balance, Beginning of Year..............        $  3,430   $  3,137
Provision Charged to Operation..........             108         96
Loans Charged Off.......................            (103)       (57)
Recoveries..............................              24         29
                                                -------------------
Balance, End of Period..................        $  3,459   $  3,205
                                                ===================

NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at March 31, 1995 and 1994 were $20,946,000 and $13,347,000 respectively.

NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                          Three Months    Year
                                              Ended       Ended
                                             3-31-95     12-31-94
                                            --------     ---------
Federal Funds Purchased and Securities
 Sold Under Agreements to Repurchase
   Balance at End of Period.............      $  6,612   $  10,972
   Average during Period................         6,449       9,662
   Maximum Month-end Balance............         6,613      14,610
   Average Rate during Period...........          6.08%       4.55%
   Rate at the end of Period............          5.73%       5.84%


NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                               Three Months ended
                                                    March 31
                                               1995          1994
                                           -------------  -----------
Current:                                   (In thousands of dollars)
  State.............................              $ 141         $  64
  Federal...........................                494           403
  Deferred Income Taxes.............                (40)           31
                                                  -------------------
  TOTAL PROVISION FOR INCOME TAXES..              $ 595         $ 498
                                                  ===================


NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                          March 31,    December 31,
                                                                            1995           1994
ASSETS                                                                    (In Thousands of Dollars)
Cash and Due from Banks (All from Subsidiaries)...............              $ 1,349         $   418
Accounts Receivable...........................................                  912             835
Notes Receivable..............................................                  255             255
Investment in Subsidiaries (Equity Basis).....................               31,681          31,126
Premises and Equipment - Net..................................                  504             333
Other Assets..................................................                  684             652
                                                                            -------         -------
TOTAL ASSETS..................................................              $35,385         $34,169
                                                                            =======         =======

  LIABILITIES
Other Liabilities.............................................                  579             561
                                                                            -------   -------------
TOTAL LIABILITIES.............................................              $   579         $   561
                                                                            -------   -------------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding : 1,467,040 Shares and 1,467,040 Shares
  at March 31, 1995 and December 31,1994, respectively).......              $ 7,335         $ 7,335
Additional Paid in Capital....................................               10,085          10,079
Undivided Profits.............................................               17,829          17,122
Net Unrealized Gain (Loss) on Securities Available for Sale...                 (246)           (719)
LESS:
  Treasury Stock, at cost.....................................                 (198)           (209)
                                                                            -------   -------------
TOTAL STOCKHOLDERS EQUITY.....................................              $34,806         $33,608
                                                                            -------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................              $35,385         $34,169
                                                                            =======   =============

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                     FOR THREE MONTHS ENDED MARCH 31, 1995

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $1,130
  Fees from Subsidiaries............................        253
                                                         ------
TOTAL REVENUE.......................................     $1,383
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  259
  Occupancy and Furniture Expense...................         62
  Other Expenses....................................     $   88
                                                         ------
TOTAL EXPENSES......................................     $  409
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $  974
Income Tax Benefit..................................       ( 60)
                                                         ------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $1,034
Equity in Undistributed Net Income of Subsidiaries..         82
                                                         ------

NET INCOME..........................................     $1,116
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1995

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................   $    1,116
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................           32
     Net Amortization of Purchase Accounting Adjustments..           15
     Undistributed Net(Income) Loss on Subsidiaries.......    (      82)
     Increase(Decrease) Accounts Receivable...............    (      77)
     Accrued Interest Receivable..........................            1
     Other Assets.........................................    (      48)
     Other Liabilities....................................           78
     Income Tax Benefit...................................   $(      60)
                                                             ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................   $      975
                                                             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................   $(     203)
                                                             ----------
NET CASH USED BY INVESTING ACTIVITIES.....................   $(     203)
                                                             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Treasury Stock....................   $       17
  Dividends paid..........................................    (     408)
                                                              ---------
NET CASH USED BY FINANCING ACTIVITIES.....................   $(     391)
                                                              ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................   $      381
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............          968
                                                              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $    1,349
                                                              =========

During the first three months of 1995, BancShares paid $60,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first three months of 1995, BancShares' largest source of funds, its deposits, grew $9.6 million, or 3.0%, to $333.6 million. The increase was in time deposits, which were up 15.4% ($20.8 million). Non-interest bearing demand deposits were down $3.3 million, or 7.1% , interest bearing demand deposits decreased 8.89% ($4.0 million), and savings deposits were down 4.0% ($3.9 million). Customers took advantage of higher rates to lock in the returns on their deposits in anticipation of level to declining rates.

   BancShares' position in the Federal funds market changed substantially from year end. At March 31, 1995, there were net sales of funds of $6.9 million, compared to net purchases of $9.6 million at December 31, 1994. BancShares banks undertake borrowings either to accommodate smaller correspondent banks, in which case those funds are ordinarily invested in federal funds sold, or to provide liquidity over a short period of time. Funds sold represent temporary liquid investments which may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer-term instruments.

   Cash and due from banks decreased by $2.5 million or 15.6% from December 31, 1994, to March 31, 1995. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

   Total loans decreased slightly and were down $1.8 million or 0.72% during the first quarter of the year. There was a small decline in loan demand, caused by rates being somewhat higher than in recent months. Borrowers appeared to be willing to remain on the sidelines until they were better able to determine the trend in rates.

    The securities portfolio also decreased, and was down $2.1 million or 2.5% from the year end. It is anticipated the level of securities will be increased to absorb some of the investment in Federal funds sold.

EARNINGS - THREE MONTHS

  Consolidated net income for the first quarter of 1995 was 59.0% greatear than the first quarter of 1994 ($1,116,000 in 1995, $702,000 in 1994). Fully diluted earnings per common share were $0.77 compared to $0.48 for the 1994 quarter.

  Total interest income increased 20.0%, or $1.3 million, from $6.1 million in 1994 to $7.4 million in 1995. Similarly, total interest expense decreased 29.6%, or $672 thousand from the 1994 level. This resulted in net interest income being up $558 thousand, or 14.4%

  The provision for loan losses was 12.5% more in 1995 than it was in the first quarter of 1994. The 1995 provision was $108 thousand compared to net loan losses of $78 thousand. In 1994, the first quarter provision was $96 thousand and net charge offs were $28 thousand. At March 31, 1995, the reserve for possible loan losses of $3.5 million was equal to 1.36% of net loans outstanding. This compares with $3.4 million or 1.34% of net loans outstanding at December 31, 1994.

  Non-interest income increased 3.3% from the first quarter of 1994 to the first quarter of 1995. Trust department fees were up by 17.65%. Service charges and fees grew 49.8%. However, Other Income declined $117,000 or 64.29% from 1994 to 1995. The decline came from reduced income on other real estate, a decrease in income on loans sold, and several other small reductions.

  Securities gains during the first quarter of 1994 were $5,000. However, there were no securities gains or losses taken during the first quarter of 1995, resulting in a $5,000 decrease in gains on securities from 1994 to 1995.

  Non-interest expense increased only 1.6%, or $51,000 from 1994 to 1995. Employee expense grew $63 thousand or 3.6%, the result of merit and longevity increases in salaries, coupled with attendant taxes and benefits.

  Occupancy expense was $14,000, or 7.1% more than the same quarter in 1994. Furniture and equipment expenses were down $39,000 or 17.03% from the prior year. Together, these fixed assets expenses declined $25,000, from a combined total of $425,000 in 1994 to $400,000 in 1995.

  Other Operating Expense was virtually unchanged, increasing only $13,000 (1.37%) from the first quarter of 1994. If the Federal Deposit Insurance Corporation determines premiums for the Bank Insurance Fund can be substantially reduced, this category may demonstrate a decline in the last quarter of the year.

  Net income before taxes was up $511,000 (42.6%) from the 1994 quarter and the provision for Federal and state income taxes grew $97,000, or 19.5%. The 1994 quarters taxes reflected adjustments in deferred taxes related to the provision for loss on loans and loan fee income.


LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the three month period was 3.0%, or an increase of $9.6 million. Time deposits, which are the most easily attracted deposits grew $20.8 million or 15.4%, demonstrating that deposits promise to continue to be a good source of funds. Also available to BancShares are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Three of BancShares' subsidiaries are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, BancShares is aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of BancShares' banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. BancShares' banks also have extensions of credit which are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, BancShares also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, BancShares owns marketable securities and short-term investments which can be converted to cash in a very short time. Maturing within one year is 25.5% of the total securities portfolio.


CAPITAL
   During the first three months of 1995, BancShares increased its stockholders' equity by $1.2 million (3.56%), bringing the balance at March 31, 1995, to $34.8 million or, 9.2% of total assets. The increase was from internal capital growth.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that were to be achieved by year-end 1992. As of March 31, 1995, BancShares' Tier 1 ratio of 13.45% and combined Tier 1 and Tier 2 ratio of 14.70% exceed the requirements. Additionally, BancShares' ratios of primary capital to total assets of 8.87% and total capital to total assets of 9.70% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 6. Exhibits and Reports on Form 8-K

     BancShares did not file any reports on Form 8-K during the three months ended March 31, 1995.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
                    Date:May 15, 1995    ----------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
                    Date:May 15, 1995    ----------------------------
                                         Larry G. Johnson
                                         Executive Vice President
                                         and Chief Financial Officer