Form 10-Q
period 1995-06-30
COMMERCIAL BANCSHARES INC /WV/
filed 1995-08-14
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
          For the quarterly period ended June 30, 1995
                                         -------------
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from        to
                                    ------    --------

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

Yes     No
   ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       Class                   Outstanding at  June 30, 1995
                       -----                   ------------------------------
            Common Stock $5.00 par value                 1,467,040

                      COMMERCIAL BANCSHARES, INCORPORATED
                                 ("Commercial")

                                     INDEX

Part I Financial Information                             Page No.
  Condensed Consolidated Balance Sheet as of
    June 30, 1995 and December 31, 1994...................  3

  Condensed Consolidated Statement of  Income for
    Six Months ended June 30, 1995 and 1994...............  4

  Condensed Statement of Changes in Stockholders
    Equity for Six months ended June 30, 1995.............  5

  Consolidated Statement of Cash Flows for the Six
    Months ended June 30, 1995 and 1994...................  6

    Notes to Condensed Consolidated Financial Statements..  7-10

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................  11-12

  Part II Other Information...............................  13

  Signatures..............................................  13


                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                June 30,   Dec. 31,
                                                                   1995     1994
                                                                --------- ---------
                                                                (unaudited)     *
Cash and Due from Banks........................................  $ 13,971  $ 16,304
Interest-Bearing Demand Deposits in Banks......................       616       323
Interest-Bearing Time Deposits in Other Banks..................        99       299
Federal Funds Sold.............................................    12,445     1,405
Investment Securities
  Held to Maturity, at Amortized Costs.........................    38,614    41,150
    (Market Value: $38,901  and $40,384)
  Available for Sale, at Market Value..........................    46,633    42,940
Loans - net of unearned discount...............................   258,212   256,402
LESS:  Reserve for Losses......................................   ( 3,467)  ( 3,430)
Premises and Equipment.........................................     7,816     7,129
Notes Receivable...............................................       255       255
Accrued Interest Receivable....................................     2,670     2,549
Foreclosed Properties - Net....................................     1,611     1,329
Other Assets...................................................     4,975     5,568
                                                                 --------  --------
  TOTAL ASSETS.................................................  $384,450  $372,223
                                                                 ========  ========

                            LIABILITIES AND CAPITAL

Deposits:
  Demand - Non-Interest Bearing................................  $ 50,749  $ 46,499
  Demand - Interest Bearing....................................    44,010    44,462
  Savings......................................................    85,174    98,039
  Time Deposits................................................   157,017   134,959
                                                                 --------  --------
TOTAL DEPOSITS.................................................  $336,950  $323,959
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................     7,824    10,972
Accrued Interest Payable.......................................     1,089       812
Other Liabilities..............................................     2,329     2,872
                                                                 --------  --------
TOTAL LIABILITIES..............................................  $348,192  $338,615
                                                                 --------  --------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: none.........................................  $      0  $      0
  Common Stock (Par Value $5.00)
     Outstanding: 1,467,040 shares and 1,467,040 shares........     7,335     7,335
  Additional Paid In Capital...................................    10,186    10,079
  Undivided Profits............................................    18,651    17,122
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..        86      (719)
  Less: Employee Stock Ownership Plan
        Shares Purchased with Debt.............................         0        (0)
     Treasury Stock, at cost...................................         0      (209)
                                                                 --------  --------
  TOTAL SHAREHOLDERS' EQUITY...................................  $ 36,258  $ 33,608
                                                                 --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $384,450  $372,223
                                                                 ========  ========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                               (In thousands of dollars except for per share data)
                                                      Six Months Ended   Three Months Ended
                                                           June 30                 June 30
                                                        1995     1994      1995     1994
                                                      --------  --------  --------  ------
INTEREST INCOME
  Interest and Fees on Loans...............            $12,137   $10,165    $6,112  $5,295
  Interest and Dividends on Securities.....              2,569     2,456     1,326   1,242
  Interest on Federal Funds Sold...........                278       143       187      91
  Interest on Notes Receivable.............                 12         0        12       1
  Interest on Time Deposits with Other Banks                23         8        17       8
                                                       -------    ------    ------  ------
  TOTAL INTEREST INCOME....................            $15,019   $12,772     7,654  $6,637
                                                       -------   -------    ------  ------

INTEREST EXPENSE
  Interest on Deposits.....................            $ 5,859   $ 4,511    $3,050  $2,269
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase............................                235        93       102      65
                                                       -------   -------    ------  ------
  TOTAL INTEREST EXPENSE...................            $ 6,094   $ 4,604    $3,152  $2,334
                                                       -------   -------    ------  ------

  NET INTEREST INCOME......................            $ 8,925   $ 8,168    $4,502  $4,303

Provision for Loan Losses..................                218       182       110      86

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................            $ 8,707    $7,986    $4,392  $4,217

OTHER INCOME
  Trust Department Income..................                314       247       174     128
  Service Charges and Fees.................                569       553       211     314
  Security Gains...........................                  0       108         0     103
  Other Income.............................                415       393       350     211
                                                       -------   -------    ------  ------
     Total Other Income....................              1,298     1,301       735     756

OTHER EXPENSES
  Employee Compensations & Benefits........            $ 3,542    $3,280    $1,739  $1,542
  Occupancy Expense
     (Net of Rental Income)................                409       373       199     177
  Furniture and Equipment..................                435       456       245     227
  Other Operating Expenses.................              2,006     2,040     1,042   1,089
                                                       -------   -------    ------  ------
     Total Other Expenses..................              6,392     6,149     3,225   3,035

     INCOME BEFORE APPLICABLE
       INCOME TAXES........................            $ 3,613   $ 3,138    $1,902  $1,938
Applicable Income Taxes....................              1,268     1,211       673     713
                                                       -------   -------    ------  ------

  NET INCOME...............................            $ 2,345   $ 1,927    $1,229  $1,225
                                                       =======   =======    ======  ======


NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................            $ 2,345   $ 1,791    $1,229  $1,157

EARNINGS PER SHARE DATA:
  Primary..................................              $1.61     $1.43      $.84    $.92
  Fully Diluted............................               1.61      1.33       .84     .85
  Cash Dividends Declared..................                .56       .50       .28     .25

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                     for the six months ended June 30, 1994
                                  (unaudited)

                                                                    (in thousands
                                                                     of dollars)
Convertible Preferred stock (43,328 Shares authorized):
Cumulative Preferred $100 Series:
  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 7,335
                                                                        -------
Balance at end of period - 1,467,040 Shared Issued
  and Outstanding at June 30, 1995.................................     $ 7,335
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $10,079
Additional Paid in Capital from Resale of Treasury Stock...........         108
Payments for Fractional Shares.....................................      (    1)
                                                                        -------
Balance at End of Period...........................................     $10,186
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $17,122
Net Income.........................................................       2,345
Cash Dividend Declared on Common Stock.............................      (  816)
                                                                        -------
Balance at End of Period...........................................     $18,651
                                                                        -------

Unrealized Gain (Loss) on Securities Available-for-Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $(  719)
Change in Unrealized Gain (Loss) on Securities Available for Sale..         805
                                                                        -------
Balance at End of Period...........................................     $    86
                                                                        -------

Less: Treasury Stock, at Cost
Balance at Beginning of Year.......................................     $   209
Resale of 10,578 shares of Treasury Stock at Cost..................      (  209)
                                                                        -------
Balance at End of Period (17,643 Shares)...........................     $     0
                                                                        -------

Total Shareholders' Equity.........................................     $36,258
                                                                        =======

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           (In thousands of dollars)
                                                                                Six Months Ended
                                                                                      June 30
                                                                                  1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...........................................................           $ 2,345   $  1,927
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation....................................................               387        404
     Deferred Employee Benefits......................................                          424
     Provision for Loan Loss.........................................               218        182
     Investment Amortization - Net...................................               125        347
     Other - Net.....................................................            (   16)        24
     Realized Investment Securities (Gains) Losses...................                       (  108)
     (Gain) Loss on Sale of Capitalized Assets.......................            (    7)
     Income Tax Benefit..............................................                83     (   16)
     Provision for Deferred Taxes....................................                41         15
     Purchase Adjustments............................................                43
     (Increase) Decrease:
       Accrued Interest Receivable...................................            (  125)
       Other Assets..................................................               556     (  755)
     Increase (Decrease):
       Accrued Interest Payable......................................               276
       Other Liabilities.............................................            (  331)    (  143)
                                                                                -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..........................           $ 3,595    $   374
                                                                                -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold......................          $(13,957)   $(2,110)
  Net (Increase) Decrease in Interest bearing Time Deposits..........                          200
  Proceeds from Maturities of Securities Reported at Amortized Cost..            12,743     12,013
  Proceeds from Sales of Securities..................................                        1,895
  Purchases of Securities Held to Maturity...........................           (11,721)   (11,107)
  Purchases of Securities Available for Sale.........................           ( 1,201)
  Net (Loans Originated) Principal Collected.........................           ( 3,053)   (19,583)
  Proceeds from Sale of Other Real Estate Owned......................               188
  Proceeds from Sale of Capitalized Assets...........................                 7
  Capital Expenditures...............................................           ( 1,080)   (   302)
                                                                                -------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.............................          $(17,874)   (19,194)
                                                                                -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..........................          $ 12,991   $  9,818
  Net Increase (Decrease) in Federal Funds Purchased.................           (   253)     6,979
  Proceeds from Sale of Treasury Stock...............................               317
  Payment for Fractional Shares......................................           (     1)
  Principal Payments on ESOP Borrowing...............................                      (   424)
  Principal Payments on Capital Lease................................                      (     9)
  Dividends Paid.....................................................           (   816)      (675)
                                                                                -------   --------
  FINANCING ACTIVITIES...............................................          $ 12,238   $ 15,689
                                                                               --------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................................          $( 2,041)  $     55
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................            16,627     14,071
                                                                                -------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................          $ 14,586   $ 14,126
                                                                               ========   ========

During the first six months of 1995 and 1994, the Corporation paid $5,818,000 and $4,604,000, respectively, in interest on deposits and other borrowings and $1,121,000 and $745,000, respectively, for income taxes.

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's' annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE 2:  INVESTMENT SECURITIES

  The book value and approximate market value of investment securities as of June 30, 1995 and 1994 are as follows:


                                          --------------------------------------------
                                                         June 30, 1995
                                          --------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 5,125        $ 17        $ 77    $ 5,065
          Collateralized Mortgage             3,784          17           1      3,800
           Obligations
          Other Treasury and Agency          36,138         520         296     36,362
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Corporate Debt Securities                       132                                132
Equity Securities                             1,330                      56      1,274
                                          ---------  ----------  ----------  ---------
          TOTAL                             $46,509        $554        $430    $46,633
                                          =========  ==========  ==========  =========

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $   206                            $   206
          Collateralized Mortgage                 0                                  0
           Obligations
          Other Treasury and Agency          24,773         181         146     24,808
           Securities
Obligations of States and their              13,389         292          45     13,636
 Subdivisions
Corporate Debt Securities                       246           7           2        251
                                          ---------  ----------  ----------  ---------
          TOTAL                             $38,614        $480        $193    $38,901
                                          =========  ==========  ==========  =========

                                          --------------------------------------------
                                                         June 30, 1994
                                          --------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross     Gross       Aggregate
                                          Amortized  Unrealized  Unrealized  Fair
                                            Cost     Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 4,248        $  4        $172    $ 4,080
           Collateralized Mortgage            2,104           6          30      2,080
            Obligations
          Other Treasury and Agency          39,889         108         651     39,346
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Corporate Debt Securities                       333                                333
Equity Securities                             1,153                      70      1,083
                                          ---------  ----------  ----------  ---------
          TOTAL                             $47,727        $118        $923    $46,922
                                          =========  ==========  ==========  =========

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    19                            $    19
          Other Treasury and Agency          28,208                      14     28,194
           Securities
Obligations of States and their              13,434         279          69     13,644
 Subdivisions
Corporate Debt Securities                       509          21                    530
                                          ---------  ----------  ----------  ---------
          TOTAL                             $42,170        $300        $ 83    $42,387
                                          =========  ==========  ==========  =========

NOTE 3:  LOANS

     Major classifications of loans are summarized as follows:

                                                         June 30
                                                   -------------------
                                                     1995       1994
             (thousands of dollars)
Real Estate Loans.......................           $ 90,581   $ 92,180
Installment Loans.......................             60,751     52,455
Credit Card Loans.......................              3,894      2,963
Commercial Loans........................            103,057     93,781
                                                   --------   --------
                                                   $258,283   $241,379
                                                   --------   --------
Unearned Income.........................                 71        899
                                                   --------   --------
TOTAL LOANS.............................           $258,212   $240,480
                                                   ========   ========

Changes in the allowance for loan losses were as follows for the six months ended June 30, 1995 and 1994.


                                                       1995       1994
                                                  (thousands of dollars)
Balance, Beginning of Year..............           $  3,430   $  3,137
Provision Charged to Operation..........                218        182
Loans Charged Off.......................              ( 230)    (  106)
Recoveries..............................                 49         61
                                                   --------   --------
Balance, End of Period..................           $  3,467   $  3,274
                                                   ========   ========

NOTE 4:  DEPOSITS

     Time deposits in denominations of $100,000 or more at June 30, 1995 and 1994 were $21,415,000 and $10,447,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS

     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                          Six Months      Year
                                             Ended       Ended
                                             6-30-95    12-31-94
                                            --------   ---------
FEDERAL FUNDS PURCHASED AND SECURITIES
 SOLD UNDER REPURCHASE AGREEMENTS
     Balance at End of Period               $  7,824   $  10,972
     Average during Period                     5,835       9,662
     Maximum Month-end Balance                 7,824      14,610
     Average Rate during Period                 5.20%       4.55%
     Rate at the end of Period                  6.00%       5.84%

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                         Six Months ended
                                             June 30
                                         1995       1994
                                      ---------  ----------
                                     (In thousands of dollars)
Current:
  State.............................    $  184     $1,048
  Federal...........................     1,124        155
  Deferred Income Taxes.............      ( 40)         8
                                        ------     ------
  TOTAL PROVISION FOR INCOME TAXES..    $1,268     $1,211
                                        ======     ======

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                         June 30,      December 31,
                                                                           1995            1994
                                                                         ---------     -------------
                                                                         (In Thousands of Dollars)
ASSETS
Cash and Due from Banks (All from subsidiaries)...............            $ 1,203        $   968
Accounts Receivable (All from subsidiaries)...................                518            835
Notes Receivable..............................................                255            255
Investment in Subsidiaries (Equity Basis).....................             33,337         31,126
Premises and Equipment - Net..................................                483            333
Other Assets..................................................                647            652
                                                                          -------        -------
TOTAL ASSETS..................................................            $36,443        $34,169
                                                                          =======        =======

  LIABILITIES
Other Liabilities.............................................            $   185        $   561
                                                                          -------        -------
TOTAL LIABILITIES.............................................            $   185        $   561
                                                                          -------        -------

  STOCKHOLDERS EQUITY

Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding : 1,467,040 Shares and 1,467,040 Shares
  at June 30, 1995 and December 31,1994, respectively)........            $ 7,335        $ 7,335
Surplus.......................................................             10,186         10,079
Undivided Profits.............................................             18,651         17,122
Unrealized Gain (Loss) on Securities Available for Sale, Net..                 86           (719)
LESS:
  Treasury Stock, at cost.....................................             (   0)           (209)
                                                                          -------        -------
TOTAL STOCKHOLDERS EQUITY.....................................            $36,258        $33,608
                                                                          -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................            $36,443        $34,169
                                                                          =======        =======


           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1995

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $1,130
  Fees from Subsidiaries............................        524
  Interest Income...................................         12
                                                         ------
TOTAL REVENUE.......................................     $1,666
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  460
  Occupancy and Furniture Expense...................        143
  Other Expenses....................................     $  208
                                                         ------
TOTAL EXPENSES......................................     $  811
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $  855
Income Tax Benefit..................................      (  83)
                                                         ------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $  938
Equity in Undistributed Net Income of Subsidiaries..      1,407
                                                         ------

NET INCOME..........................................     $2,345
                                                         ------

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1995

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................     $ 2,345
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization....................          72
     Net Amortization of Purchase Accounting Adjustments        43
     Undistributed Net(Income) Loss on Subsidiaries...      (1,407)
     Increase(Decrease) Accounts Receivable...........         317
     Accrued Interest Receivable......................           4
     Other Assets.....................................      (   43)
     Other Liabilities................................      (  458)
     Income Tax Benefit...............................     $    83
                                                           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............     $   956
                                                           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures................................     $(  221)
                                                           -------
NET CASH USED BY INVESTING ACTIVITIES.................     $(  221)
                                                           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Treasury Stock................     $   317
  Payment for Fractional Shares.......................      (    1)
  Dividends paid......................................      (  816)
                                                           -------
NET CASH USED BY FINANCING ACTIVITIES.................     $(  500)
                                                           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............     $   235
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR..........         968
                                                           -------

CASH AND DUE FROM BANKS AT END OF PERIOD..............     $ 1,203
                                                           -------

During the first six months of 1995, Commercial paid $1,121,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first six months of 1995, Commercial's largest source of funds, its deposits, grew $13.0 million or 4.01% from December 31, 1994, to $336.9 million. The largest increase was in time deposits, which were up 16.34% ($22.0 million). Non interest-bearing demand deposits also experienced an increase, and were up $4.2 million (9.14%). However, savings deposits decreased $12.9 million or 13.12% and interest bearing demand deposits decreased a minimal .45 million (1.02%). The predominant interest for consumers during the first half of 1995 was in time certificates of deposit of short term. Customers moved from savings to time deposits to increase their return as yields edged upward.

  Commercial increased its sales of Federal funds over the year end. Net sales of funds were $4.6 million at June 30, 1995, compared to net purchases of $9.6 million at year end. Commercial's banks regularly undertake borrowings to accommodate smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. Additionally, during the first half of 1995 the increase in deposits exceeded the growth in loans. Federal funds sold represent temporary liquid investments that may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer term investments.

  Cash and due from banks decreased by $2.3 million or 14.31% from December 31, 1994, to June 30, 1995. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, was virtually unchanged during the first half, increasing by only $1.8 million (.71%) during the period. Consumer and commercial loans both experienced decreases while real estate loans showed a slight increase.

  The securities being held to maturity decreased $2.5 million or 6.16% from year end. Investments available for sale increased by 8.60%, or $3.7 million. It is expected that the investment in securities available for sale will continue to exceed the investments being held to maturity. This mix provides the company with greater flexibility than would a predominance of securities being held to maturity.

EARNINGS--SIX MONTHS

  Consolidated net income for the first half of 1995 was 21.69% more than the first half of 1994 ($2.3 million in 1995, $1.9 million in 1994). Fully diluted earnings per common share were $1.61 compared to $1.33 for 1994.

  Total interest income increased 17.59% or $2.2 million from $12.8 million in
1994 to $15.0 million in 1995.   Total interest expense increased 32.36% or $1.5
million from the 1994 level. This resulted in an increase of 9.27% or $0.8 million in net interest income.

  The provision for loan losses was 19.78% more in the first half of 1995 than it was in 1994. The 1995 provision was $218 thousand compared to net loan losses of $181 thousand. In 1994, the first half provision was $182 thousand and there were net charge-offs of $33,000. At June 30, 1995, the reserve for possible loan losses of $3,466,000 was equal to 1.34% of net loans outstanding. This compares with $3,430,000 or 1.33% of net loans outstanding at December 31, 1994.

  Non interest income decreased 0.23% from the first half of 1994 to the first half of 1995. Trust department fees were up by 27.13%. Service charges and fees grew 2.89%. Other income increased $22,000 or 5.60% from 1994 to 1995. A gain on sale of securities of $108,000 in 1994, compared to $0 in 1995, was the major factor in the change in non interest income. None of Commercial's subsidiary banks sold securities during the first half of 1995. In 1994, however, there were securities gains arising from a security being called at a premium.

  Non-interest expense increased 3.95%, or $243,000 from 1994 to 1995. The major cause of the increase is attributed to employee compensation and benefits, which grew $262,000 or 7.99%. In 1994, an unusually large proportion of the employee expense was delayed until the fourth quarter because of late implementation of a new incentive bonus program. For 1995, Commercial and its banks have been accruing the 1995 expense since the beginning of the year. This has caused a substantial increase in employee expense compared to 1994. It is expected that the total employee expense for the year may be approximately 10% more than the 1994 expense.

  Occupancy expense was up $36,000 compared to the same period in 1994. Furniture and equipment was down $21,000. Together, these fixed assets expenses increased $15,000, from a combined total of $829,000 in 1994 to $844,000 in 1995.

  Other operating expense decreased $34,000 (1.67%) from the first half of 1994. Most items that are included in the category were not significantly different from the prior year. FDIC Insurance increased due to the increase in deposits.

  Net income before taxes was up $475,000 (15.14%) for the 1994 period, and the provision for Federal and state income taxes increased $57,000 or 4.71%.

EARNINGS--THREE MONTHS

  Consolidated net income for the second quarter of 1995 was nearly unchanged from the second quarter of 1994. Earnings were $1,229,000 in 1995, up 0.33%
from the $1,225,000 earned in 1994.   Fully diluted earnings per share were
$0.84 compared to $0.85 for the 1994 quarter.

  Total interest income increased 15.32% to $7,654,000 from $6,637,000 in 1994. However, total interest expense increased 35.05% to $3,152,000 from $2,334,000 in 1994. As a result, net interest income increased $199,000 or 4.62% from the second quarter of 1994.

  The provision for loan losses was 27.91% higher during the second quarter of 1995 than it was during the second quarter of 1994. The 1995 provision was $110,000 compared to net losses of $181,000. The 1994 second quarter provision was $86,000 compared to net charge-offs of $33,000.

  Non interest income decreased 2.78% from 1995 to 1994.   Trust department
income experienced an increase of $46,000 (35.94%) from the second quarter 1994. Services charges and fees were down $103,000 or 32.80% from the second quarter of 1994, and other income increased $139,000 or 65.88%. Gain on sale of loans and increases in other real estate income and mortgage servicing fees contributed to the growth in other income.

  Non-interest expense was up 6.33% ($192,000) from the second quarter of 1994. Employee compensation and benefits increased by 12.91%, or $197,000. Occupancy expense increased $22,000 (12.43%) while furniture and equipment increased $18,000 (7.93%). All other operating expenses decreased $47,000 (4.32%).

  Net income before taxes was down 1.86% and the provision for Federal and state income taxes decreased $40,000 (5.61%) from 1994.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $921,000 at June 30, 1995, an increase of $182,000 (24.63%) from December 31, 1994. Loans past due 90 days or more and still accruing totaled $86,000 June 30, 1995, down $378,000 from year end totals. Restructured loans totaled $1,313,000 at the end of the second quarter of 1995.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the six month period was 4.01%, or an increase of $12,991,000. Time deposits, a prime component of core deposit relationships, grew $22.1 million, an 16.34% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Two of Commercial's subsidiary banks, including the largest, are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 20.7% of the total securities portfolio.


CAPITAL
   During the first six months of 1995, Commercial increased it stockholders' equity by $2,650,000 (7.89%), bringing the balance at June 30, 1995, to $36.3 million or, 9.43% of total assets. The increase was from internal capital growth.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of June 30, 1995, Commercial's Tier 1 ratio of 13.90% and combined Tier 1 and Tier 2 ratio of 15.15% exceed the requirements. Additionally, Commercial's ratios of primary capital to total assets of 9.06% and total capital to total assets of 9.87% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

A.  The annual meeting of shareholders was held on May 10, 1995.

  (1) Each of the persons named in the proxy statement as a nominee for director was elected.

  (2) The following are the voting results on each of the matters which were submitted to the shareholders:

       Election of Directors
       -------------------------------------------

           Common shares present and voting:                          1,175,174

                                             Name                        For
                                             -----------------------  ---------
                                             Bruce Bingham            1,126,585
                                             Frank L. Christy         1,126,570
                                             A. V. Criss, III         1,736,984
                                             Gary R. Davis            1,173,405
                                             Wilson Davis             1,136,462
                                             Carl E. Dollman          1,127,025
                                             James A. Meagle, Jr.     1,127,385
                                             David L. Mendenhall      1,150,828
                                             William E. Mildren, Jr.  1,128,023
                                             Jack F. Poe              1,127,385
                                             Robert E. Richardson     1,127,348
                                             W. S. Ritchie, Jr.       1,127,385
                                             Susan S. Ross            1,128,023
                                             James L. Wahle           1,127,523
                                             Thomas N. Webster        1,127,385
                                             Morris B. Wilkins        1,122,574

       Appointment of Harman, Thompson,
       --------------------------------
       Mallory & Ice, A.C. as independent                                 For        Against     Abstain
       ----------------------------------                              --------      ---------   -------
       accountant for 1995                                            1,164,857         15        10,302
       -------------------

The text of the matters referred to under Item 4. A. is set forth in the proxy statement dated April 1, 1995, filed with the Securities and Exchange Commission on March 31, 1995, and is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended June 30, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


              Date: August  14, 1995     /s/ William E. Mildren, Jr.
                    ----------------     ---------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer



              Date: August 14, 1995      /s/ Larry G. Johnson
                    ---------------      ---------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer