Form 10QSB
period 1995-09-30
COMMERCIAL BANCSHARES INC /WV/
filed 1995-11-15
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995
                                               ------------------
[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
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

         Class                          Outstanding at September 30, 1995
         -----                          ---------------------------------
COMMON STOCK $5.00 PAR VALUE                          1,467,040

                      COMMERCIAL BANCSHARES, INCORPORATED
                                ("COMMERCIAL")

                                     INDEX


Part I Financial Information                                            PAGE NO.

        Condensed Consolidated Balance Sheet as of September 30, 1995
             and December 31, 1994..........................................3

        Condensed Consolidated Statement of  Income for
             Nine Months ended September 30, 1995 and 1994..................4

        Consolidated Statement of Changes in Shareholders
             Equity for Nine months ended September 30, 1995................5

        Consolidated Statement of Cash Flows for the Nine
             Months ended September 30, 1995 and 1994.......................6

        Notes to Condensed Consolidated Financial Statements................7-10

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................11-12

Part II Other Information..................................................13

        Signatures.........................................................13

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                 September 30,     December 31,
                                                                     1995             1994
                                                                   ---------        ---------
                                                                  (unaudited)            *
Cash and Due from Banks........................................    $ 14,837          $ 16,304
Interest-Bearing Demand Deposits with Other Banks..............         615               323
Interest-Bearing Time Deposits with Other Banks................          99               299
Federal Funds Sold.............................................       4,500             1,405
Investment Securities:
  Held to Maturity, at Amortized Costs.........................      36,611            41,150
     (Market Value: $37,124  and $40,384)
  Available for Sale, at Market Value..........................      50,067            42,940
Loans - net of unearned discount...............................     263,167           256,402
LESS:  Reserve for Losses......................................      (3,545)           (3,430)
Premises and Equipment.........................................       8,458             7,140
Notes Receivable...............................................         255               255
Accrued Interest Receivable....................................       2,847             2,549
Foreclosed Properties - Net....................................       1,540             1,329
Other Assets...................................................       5,036             5,568
                                                                   --------          --------
  TOTAL ASSETS.................................................    $384,487          $372,223
                                                                   ========          ========
                            LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing................................    $ 44,922          $ 46,499
  Demand - Interest Bearing....................................      48,000            44,462
  Savings......................................................      82,100            98,039
  Time Deposits................................................     161,876           134,959
                                                                   --------          --------
TOTAL DEPOSITS.................................................    $336,898          $323,959
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................       7,241            10,972
Accrued Interest Payable.......................................       1,169               812
Other Liabilities..............................................       2,106             2,872
                                                                   --------          --------
TOTAL LIABILITIES..............................................    $347,414          $338,615
                                                                   --------          --------

Shareholders' Equity:
  Common Stock (Par Value $5.00)
     Outstanding: 1,467,040 shares and 1,467,040 shares........    $  7,335          $  7,335
  Additional Paid In Capital...................................      10,186            10,079
  Undivided Profits............................................      19,433            17,122
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..         118              (719)
  Less:  Treasury Stock, at cost...............................           0              (209)
                                                                   --------          --------
  TOTAL SHAREHOLDERS' EQUITY...................................    $ 37,073          $ 33,608
                                                                   --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................    $384,487          $372,223
                                                                   ========          ========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                               (In thousands of dollars except for per share data)
                                                            Nine Months Ended                       Three Months Ended
                                                               September 30                              September 30
                                                        1995                 1994                  1995                 1994
                                                        ----                 ----                  ----                 ----
INTEREST INCOME
  Interest and Fees on Loans...............            $18,366              $15,925               $ 6,229              $5,760
  Interest and Dividends on Securities.....              3,893                3,679                 1,324               1,223
  Interest on Federal Funds Sold...........                447                  221                   169                  78
  Interest on Notes Receivable.............                 12                    0                     0                   0
  Interest on Time Deposits with Other Banks                29                   24                     6                  16
                                                       -------              -------               -------              ------
  TOTAL INTEREST INCOME....................            $22,747              $19,849               $ 7,728              $7,077
                                                       -------              -------               -------              ------

INTEREST EXPENSE
  Interest on Deposits.....................            $ 9,025              $ 6,915               $ 3,166              $2,404
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase............................                332                  199                    97                 106
                                                       -------              -------               -------              ------
  TOTAL INTEREST EXPENSE...................            $ 9,357              $ 7,114               $ 3,263              $2,510
                                                       -------              -------               -------              ------

  NET INTEREST INCOME......................            $13,390              $12,735               $ 4,465              $4,567

Provision for Loan Losses..................                329                  296                   111                 114

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................            $13,061              $12,439               $ 4,354              $4,453

OTHER INCOME
  Trust Department Income..................                483                  368                   169                 121
  Service Charges and Fees.................                875                  788                   306                 235
  Security Gains...........................                                     109                                         1
  Other Income.............................                639                  560                   224                 167
                                                       -------              -------               -------              ------
     Total Other Income....................              1,997                1,825                   699                 524

OTHER EXPENSES
  Employee Compensations & Benefits........            $ 5,491              $ 4,686               $ 1,949              $1,406
  Occupancy Expense
     (Net of Rental Income)................                593                  527                   184                 154
  Furniture and Equipment..................                683                  700                   248                 244
  Other Operating Expenses.................              2,923                3,260                   917               1,220
                                                       -------              -------               -------              ------
     Total Other Expenses..................              9,690                9,173                 3,298               3,024

     INCOME BEFORE APPLICABLE
       INCOME TAXES........................            $ 5,368              $ 5,091               $ 1,755              $1,953
Applicable Income Taxes....................              1,830                1,697                   562                 486
                                                       -------              -------               -------              ------

  NET INCOME...............................            $ 3,538              $ 3,394               $ 1,193              $1,467
                                                       =======              =======               =======              ======


NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................            $ 3,538              $ 3,191               $ 1,193              $1,400

EARNINGS PER SHARE DATA:
  Primary..................................              $2.42                $2.55                  $.81               $1.12
  Fully Diluted............................               2.42                 2.34                   .81                1.01
  Cash Dividends Declared..................                .84                  .75                   .28                 .25

The accompanying notes are an integral part of these statements.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)

                                                                     (in thousands
                                                                      of dollars)
COMMON STOCK ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 7,335
                                                                        -------
Balance at end of period - 1,467,040 Shared Issued
  and Outstanding at September 30, 1995............................     $ 7,335
                                                                        -------

ADDITIONAL PAID IN CAPITAL
Balance at Beginning of Year.......................................     $10,079
Additional Paid in Capital from Resale of Treasury Stock...........         108
Payments for Fractional Shares.....................................          (1)
                                                                        -------
Balance at End of Period...........................................     $10,186
                                                                        -------

UNDIVIDED PROFITS
Balance at Beginning of Year.......................................     $17,122
Net Income.........................................................       3,538
Cash Dividend Declared on Common Stock.............................      (1,227)
                                                                        -------
Balance at End of Period...........................................     $19,433
                                                                        -------

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE,
  NET OF APPLICABLE DEFERRED INCOME TAXES
Balance at Beginning of Year.......................................     $  (719)
Change in Unrealized Gain (Loss) on Securities Available for Sale..         838
                                                                        -------
Balance at End of Period...........................................     $   119
                                                                        -------

Less: TREASURY STOCK, AT COST
Balance at Beginning of Year.......................................     $   209
Resale of 10,578 shares of Treasury Stock at Cost..................        (209)
                                                                        -------
Balance at End of Period...........................................     $     0
                                                                        -------
TOTAL SHAREHOLDERS' EQUITY.........................................     $37,073
                                                                        =======

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              (In thousands of dollars)
                                                                  Nine Months Ended
                                                                     September 30
                                                                  1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................  $   3,538   $   3,394
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................       607          621
     Deferred Employee Benefits..............................                    424
     Provision for Loan Loss.................................       329          296
     Investment Amortization - Net...........................       182          490
     (Gain) Loss on Sale of Capitalized Assets...............        (7)
     Realized Investment Securities (Gains) Losses...........         1         (109)
     (Gain) Loss on Sale of Other Real Estate Owned..........       (15)
     Other - Net.............................................        26           (9)
     Income Tax Benefit......................................      (215)        (103)
     Provision for Deferred Taxes............................       (34)        (314)
     (Increase) Decrease:
       Accrued Interest Receivable...........................      (298)        (115)
       Other Assets..........................................      (293)      (1,390)
     Increase (Decrease):
       Accrued Interest Payable..............................       357           17
       Other Liabilities.....................................      (606)         183
                                                               --------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................  $  3,572    $   3,488
                                                               --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Short Term Investments..........  $ (3,095)   $   3,062
  Proceeds from Maturities of Securities Held to Maturity....     6,691       15,440
  Proceeds from Maturities of Securities Available for Sale..    12,994
  Purchases of Securities Held to Maturity...................    (5,210)
  Purchases of Securities Available for Sale.................   (17,499)    ( 12,394)
  Proceeds from Sales of Investment Securities...............     1,101        2,711
  Proceeds from Sales of Other Real Estate...................       322
  Proceeds from Sale of Capitalized Assets...................         7
  Net (Loans Originated) Principal Collected.................    (6,418)     (27,686)
  Purchases of Other Real Estate Property....................      (265)
  Capital Expenditures.......................................    (1,937)        (657)
                                                               --------    ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................  $(13,044)    $(19,789)
                                                               --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................  $ 12,939    $  17,948
  Net Increase (Decrease) in Short Term Borrowings...........    (3,731)       1,275
  Principal Payments on ESOP Borrowing.......................                   (424)
  Proceeds from Issuance of ESOP Debt........................                     94
  Principal Payments on Capital Lease........................                     (9)
  Payment of Fractional Shares...............................        (1)
  Proceeds from Sale of Treasury Stock.......................       317
  Dividends Paid.............................................    (1,227)      (1,055)
                                                               --------    ---------
  FINANCING ACTIVITIES.......................................  $  8,297    $  17,829
                                                               --------    ---------
  NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................  $ (1,175)   $   1,433
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............    16,627       13,831
                                                               --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................  $ 15,452    $  15,264
                                                               ========    =========

During the first nine months of 1995 and 1994, the Corporation paid $8,668,000 and $7,097,000 respectively, in interest on deposits and other borrowings and $1,956,000 and $1,705,000 respectively, for income taxes.

Disclosure of Accounting Policy:

For purposes of the statement of cash flows, Commercial has defined cash equivalents as those amounts included in the balance sheet captions "Cash and Due from Banks" and "Interest-Bearing Demand Deposits with Other Banks."

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("COMMERCIAL")
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-KSB for the year ended December 31, 1994.

NOTE 2:  INVESTMENT SECURITIES

     The book value and approximate market value of investment securities as of September 30, 1995 and 1994 are as follows:

                                          --------------------------------------------
                                                       September 30, 1995
                                          --------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          AVAILABLE FOR SALE
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities       $ 5,856        $ 22      $   76    $ 5,802
          Collateralized Mortgage            4,943          35           3      4,975
           Obligations
          Other Treasury and Agency         37,571         457         186     37,842
           Securities
Obligations of States and their                  0                                  0
 Subdivisions
Corporate Debt Securities                      124                                124
Equity Securities                            1,385                      61      1,324
                                           -------        ----      ------    -------
          TOTAL                            $49,879        $514      $  326    $50,067
                                           =======        ====      ======    =======
          HELD TO MATURITY
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities       $   200                            $   200
          Collateralized Mortgage                0                                  0
           Obligations
          Other Treasury and Agency         23,074         259          78     23,255
           Securities
Obligations of States and their             13,106         330           3     13,433
 Subdivisions
Corporate Debt Securities                      231           7           2        236
                                           -------        ----      ------    -------
          TOTAL                            $36,611        $596      $   83    $37,124
                                           =======        ====      ======    =======


                                          --------------------------------------------
                                                       September 30, 1995
                                          --------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          AVAILABLE FOR SALE
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities       $ 4,074        $  4      $  166    $ 3,912
          Collateralized Mortgage            2,012           7          30      1,989
           Obligations
          Other Treasury and Agency         38,262          78         910     37,430
           Securities
Obligations of States and their                  0                                  0
 Subdivisions
Corporate Debt Securities                      249                       1        248
Equity Securities - FHLB Stock               1,283                      78      1,205
                                           -------        ----      ------    -------
          TOTAL                            $45,880        $ 89      $1,185    $44,784
                                           =======        ====      ======    =======
          HELD TO MATURITY
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities       $   227                            $   227
          Collateralized Mortgage              108           1                    109
           Obligations
          Other Treasury and Agency         26,370                     226     26,132
           Securities
Obligations of States and their             13,331         162         102     13,391
 Subdivisions
Corporate Debt Securities                      382          17           3        396
                                           -------        ----      ------    -------
          TOTAL                            $40,418        $180      $  343    $40,255
                                           =======        ====      ======    =======

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                      September 30
                                                 ---------------------
                                                    1995        1994
                                                 (thousands of dollars)
Real Estate Loans.......................         $ 93,359     $ 85,655
Installment Loans.......................           60,986       60,786
Credit Card Loans.......................            4,089        4,210
Commercial Loans........................          105,366      101,332
                                                 --------     --------
                                                 $263,800     $251,983
                                                 --------     --------
Unearned Income.........................              633          849
                                                 --------     --------
TOTAL LOANS.............................         $263,167     $251,134
                                                 ========     ========

     Changes in the allowance for loan losses were as follows for the nine months ended September 30, 1995, and 1994.


                                                    1995        1994
                                                 (thousands of dollars)
Balance, Beginning of Year..............         $  3,430     $  3,138
Provision Charged to Operation..........              329          296
Loans Charged Off.......................             (276)        (191)
Recoveries..............................               62           82
                                                 --------     --------
Balance, End of Period..................         $  3,545     $  3,325
                                                 ========     ========


NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at September 30, 1995, and 1994 were $22,484,000 and $15,634,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                                NINE MONTHS    Year
                                                   ENDED       Ended
                                                  9-30-95    12-31-94
                                                 --------    ---------
FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
UNDER REPURCHASE AGREEMENTS
     Balance at End of Period................      $7,241      $10,972
     Average during Period...................       2,621        9,662
     Maximum Month-end Balance...............       7,241       14,610
     Average Rate during Period..............        5.53%        4.55%
     Rate at the end of Period...............        6.54%        5.84%

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                          Nine Months ended
                                            September 30
                                          1995         1994
                                      ------------  -----------
Current:                              (In thousands of dollars)
  State.............................     $  235       $  231
  Federal...........................      1,594        1,465
                                         ------       ------
  TOTAL PROVISION FOR INCOME TAXES..     $1,829       $1,696
                                         ======       ======

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                September 30,  December 31,
                                                                    1995           1994
                                                                -------------  -------------
  ASSETS                                                         (In Thousands of Dollars)
Cash and Due from Banks (All from subsidiaries)...............        $ 2,528        $   968
Accounts Receivable (All from subsidiaries)...................            527            835
Notes Receivable..............................................            255            255
Investment in Subsidiaries (Equity Basis).....................         30,371         31,126
Premises and Equipment - Net..................................            457            333
Other Assets..................................................            493            652
                                                                      -------        -------
TOTAL ASSETS..................................................        $37,201        $34,169
                                                                      =======        =======

  LIABILITIES
Other Liabilities.............................................        $   128        $   561
                                                                      -------        -------
TOTAL LIABILITIES.............................................        $   128        $   561
                                                                      -------        -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding: 1,467,040 Shares and 1,467,040 Shares
  at September 30, 1995 and December 31,1994 respectively)....        $ 7,335        $ 7,335
Surplus.......................................................         10,186         10,079
Undivided Profits.............................................         19,433         17,122
Unrealized Gain (Loss) on Securities Available for Sale, Net..            119           (719)
LESS:
  Treasury Stock..............................................                          (209)
                                                                      -------        -------
TOTAL STOCKHOLDERS EQUITY.....................................        $37,073        $33,608
                                                                      -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................        $37,201        $34,169
                                                                      =======        =======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1995

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks..........................     $ 2,971
  Fees from Subsidiaries..................................         809
  Interest Income.........................................          12
                                                               -------
TOTAL REVENUE.............................................     $ 3,792
                                                               -------
EXPENSES
  Employee Compensation and Benefits......................     $   893
  Fixed Asset Expense.....................................         224
  Other Expenses..........................................     $   330
                                                               -------
TOTAL EXPENSES............................................     $ 1,447
                                                               -------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries................     $ 2,345
Applicable Income Tax.....................................        (215)
                                                               -------

Income before Equity in Undistributed
  Net Income of Subsidiaries..............................     $ 2,560
Equity in Undistributed Net Income of Subsidiaries........         978
                                                               -------

NET INCOME................................................     $ 3,538
                                                               =======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1995

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $ 3,538
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................         109
     Net Amortization of Purchase Accounting Adjustments..          50
     Undistributed Net(Income) Loss on Subsidiaries.......        (978)
     Income Tax Benefit...................................        (215)
     Increase(Decrease):
       Accounts Receivable................................         308
       Accrued Interest Receivable........................           6
       Other Assets.......................................         154
       Other Liabilities..................................        (268)
                                                               -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $ 2,704
                                                               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................     $  (233)
                                                               -------
NET CASH USED BY INVESTING ACTIVITIES.....................     $  (233)
                                                               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Treasury Stock....................     $   317
  Payment for Fractional Shares...........................          (1)
  Dividends paid..........................................      (1,227)
                                                               -------
NET CASH USED BY FINANCING ACTIVITIES.....................     $  (911)
                                                               -------

NET INCREASE IN CASH AND DUE FROM BANKS...................     $ 1,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............         968
                                                               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $ 2,528
                                                               =======

During the first nine months of 1995, Commercial paid $1,956,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first nine months of 1995, Commercial's largest source of funds, its deposits, grew $12.9 million or 3.99% from December 31, 1994, to $336.9
million.   The largest increase was in time deposits, which were up $26.9 million (19.94%). Interest bearing demand deposits also increased, up $3.5 million or 7.96%. Offsetting some of the increases was a decline in savings deposits. These lower rate deposits shrank by $15.9 million, or 16.26%. Non interest bearing demand deposits also experienced a decrease. They were down $1.6 million (3.39%). The predominant interest for consumers during the first nine months of 1995 was in time certificates of deposit, particularly of short term. Customers moved from savings to time deposits to increase their return as yields remained fairly stable.

  During the first nine months of 1995 the net increase in deposits exceeded the growth in loans, so Commercial reduced its reliance on short-term borrowings. There were net purchases of federal funds amounting to $2.7 million at September 30, 1995, compared to net purchases of $9.6 million at year end. Federal funds sold were increased $3.1 million from $1.4 million to $4.5 million. Federal funds purchased and securities sold under agreements to repurchase decreased from $11.0 to $7.2 million. Commercial's banks regularly undertake the purchase of federal funds to accommodate smaller correspondent banks and in such cases those funds are ordinarily resold as federal funds. Additionally, federal funds can be used as a relatively inexpensive source of short-term funds when the need arises. Federal funds sold represent temporary liquid investments that may be used to meet loan or deposit demands, as well as funds that are awaiting redeployment into longer term investments.

  Cash and due from banks decreased by $1.5 million or 9.00% from December 31, 1994, to September 30, 1995. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, increased by $6.8 million (2.64%) during the first three quarters of the year. There was continued loan demand throughout the period, but declined somewhat in strength in the third quarter.

  As the need to fund loans abated somewhat, the securities portfolio was
increased.   The total portfolio was up $2.6 million or 3.08% during the nine months. Securities available for sale decreased by 11.03% or $4.5 million. The securities being held to maturity increased $7.1 million or 16.60%. It is anticipated that most future purchases will be considered available for sale.

EARNINGS--NINE MONTHS

  The consolidated net income of $3.5 million for the first nine months of 1995 was 4.24% more than the comparable period in 1994, which amounted to $3.4 million. Fully diluted earnings per common share were $2.42 compared to $2.34 for the first three quarters of 1994.

  Total interest income increased 14.60% or $2.9 million from $19.8 million in
1994 to $22.7 million in 1995.   Meanwhile, total interest expense increased
31.53% or $2.2 million from the 1994 level. This resulted in an increase of 5.14% or $655,000 in net interest income.

  The provision for loan losses was 11.15% more in 1995 than it was in the first nine months of 1994. The 1995 provision was $329 thousand compared to net loan losses of $214 thousand. In 1994, the first nine months' provision was $296 thousand and there were net losses of $37,000. At September 30, 1995, the reserve for possible loan losses of $3,544,000 was equal to 1.35% of net loans outstanding. This compares with $3,430,000 or 1.34% of net loans outstanding at December 31, 1994.

  Non interest income increased 16.38% from the first nine months of 1994 to the first nine months of 1995. Trust department fees were up by 31.25%. Service charges and fees grew 11.04%. Other income rose $79,000 or 14.11% from 1994 to 1995.

  Non-interest expense increased 5.64%, or $517,000 from 1994 to 1995. The major area of increase was employee compensation and benefits, which grew $805,000 or 17.18%. In 1994, the implementation of a new incentive bonus program affected the fourth quarter significantly. For 1995, that expense of that program has been distributed throughout the year. Occupancy expenses increased $66,000, or 12.52%, while furniture and equipment expense was down $17,000 (2.43%). All other non-interest expenses decreased $337,000 or 10.34%. Reductions in FDIC insurance expense made a substantial impact in this area.

  Net income before taxes was up $277,000 (5.44%) over the 1994 period. The provision for Federal and state income taxes increased $133,000 or 7.84%.

EARNINGS--THREE MONTHS

  Consolidated net income for the third quarter of 1995 was 18.68% less than the
third quarter of 1994.  ($1,193,000 in 1995 and $1,467,000 in 1994).   Fully
diluted earnings per share were $.81 compared to $1.01 for the 1994 quarter.

  Total interest income increased 9.20% to $7,728,000 from $7,077,000 in 1994. However, total interest expense increased 30.00% to $3,263,000 from $2,510,000 in 1994. As a result, net interest income decreased $102,000 or 2.23% from the third quarter of 1994.

  The provision for loan losses was 2.63% higher during the third quarter of 1995 than it was during the third quarter of 1994. The 1995 provision was $111,000 compared to net losses of $33,000. The 1994 third quarter provision was $114,000 compared to net losses of $64,000.

  Non interest income increased 33.40% from 1994 to 1995.   Trust department
income experienced an increase of $48,000 (39.67%) from the third quarter 1994 to 1995. Services charges and fees were up $71,000 or 30.21% from the third quarter of 1994, and other income increased $57,000 or 34.13%.

  Non-interest expense, however, was up $274,000 from the third quarter of 1994. Employee compensation and benefits increased by 38.62%, or $543,000. Along with ordinary growth in the level of compensation, the third quarter of 1995 included appropriate costs of an incentive bonus program enacted retroactively during the fourth quarter of

1994. In 1994 the largest part of the expense was incurred during the last quarter of the year, while in 1995 it is redistributed across the entire year. Occupancy expense increased $30,000 (19.48%) while furniture and equipment increased $4,000 (1.64%). All other operating expenses decreased $303,000 (24.84%). This decrease was largely the result of decreased FDIC insurance expense.

  Net income before taxes was down 18.68% ($274,000) and the provision for Federal and state income taxes increased $76,000 (15.64%) from the same quarter in 1994. An adjustment in tax calculation resulted in reduced tax provision in 1994.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $1,023,000 at September 30, 1995, an increase of $284,000 (38.43%) from December 31, 1994. Loans past due 90 days or more and still accruing totaled $497,000 at September 30, 1995, up $33,000 from year end totals. Restructured loans totaled $1,409,000 at the end of the third quarter of 1995.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the nine month period was 3.99%, or an increase of $12.9 million. Time deposits, a prime component of core deposit relationships, grew $26.9 million, a 19.94% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Two of Commercial's subsidiaries, including the largest bank, are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 24.8% of the total securities portfolio.


CAPITAL

   During the first nine months of 1995, Commercial increased it stockholders' equity by $3,465,000 (10.31%), bringing the balance at September 30, 1995, to $37.1 million or, 9.60% of total assets. The increase was largely from internal capital growth. The sale of treasury stock added $316,000, and an increase in the unrealized gain on securities available for sale added $838,000 to the equity account.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that had to be achieved by year-end 1992. As of September 30, 1995, Commercial's Tier 1 ratio of 13.94% and combined Tier 1 and Tier 2 ratio of 15.19% exceed the requirements. Additionally, Commercial's ratios of primary capital to total assets of 9.27% and total capital to total assets of 10.10% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     The Board of Directors, at its meeting on November 8, 1995, agreed to seek listing of its $5 par value common stock on the American Stock Exchange. The Board believes that such a listing may create greater trading liquidity, higher visibility, a broader shareholder base and improved access to capital markets. Although it has approved seeking a listing, Commercial has not obtained a preliminary opinion as to the eligibility of its common stock for listing. Once a favorable opinion is received, Commercial will proceed to prepare and file a complete listing application with the Exchange. Commercial anticipates the stock may be listed early in 1996, if all approvals are received promptly. The costs of membership are not expected to materially affect Commercial's financial position.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Commercial did not file any reports on Form 8-K during the three months ended September 30, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


               Date: November 14, 1995   /s/ William E. Mildren, Jr.
               -----------------------  -----------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


               Date: November 14, 1995   /s/ Larry G. Johnson
               -----------------------  -----------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer