Form 10KSB
period 1995-12-31
COMMERCIAL BANCSHARES INC /WV/
filed 1996-03-29
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED].
For the transition period from            to           .
                               ----------    ----------
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

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes X .
                                                                        ---
No   .
  ---

  Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

 The issuer's revenues for its most recent fiscal year:  $33,444,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1996, based on the average of the bid and asked price on that date:

     Common Stock, $5.00 par value -$36,811,440
     ------------------------------------------

The number of shares outstanding of the issuer's classes of common stock as of March 20, 1996:

     Common Stock, $5.00 par value - 1,469,670 shares
     ------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held May 8, 1996 are incorporated by reference into Part III.

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

                      Commercial Banking and Trust Company

     CB&T was chartered as a West Virginia Banking Corporation on August 18, 1903, and opened its doors on the corner of Third Street and Court Square, Parkersburg, West Virginia. CB&T remained in its original location until January, 1916, when it acquired the assets of the Parkersburg Banking and Trust Company and moved to its present location at 415 Market Street, Parkersburg, West Virginia. On December 10, 1984 it opened a branch in Mineral Wells, West Virginia. On September 29, 1986 a second branch was opened on Grand Central Avenue in Vienna, West Virginia. It was enlarged and remodeled extensively during 1995. A third branch was opened at 2107 Pike Street, Parkersburg, West Virginia on May 8, 1989.

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

     The main offices of The Dime Bank have remained at the Second and Putnam location since May 1, 1972. In June of 1974, The Dime Bank established a branch at Second and Butler Streets in Marietta, Ohio. In February of 1981, Dime established a branch in Devola, on State Route 60. A branch in Barlow, Ohio, at the intersection of State Routes 339 and 501 was opened in November, 1995.

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

                               Bank of Paden City

     Paden City was organized and chartered under the laws of the State of West Virginia on May 14, 1976. Its prinicpal office is located at 4th and Main Streets in Paden City, West Virginia. In December, 1984, Paden City opened a full-service branch on State Route 2 in New Martinsville, West Virginia, referred to as the Steelton Financial Center. Paden City offers the wide range of services usually offered by a full-service commercial bank, but it does not offer trust or correspondent banking services.

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

                                   Employees
     As of December 31, 1995, Commercial and its subsidiaries had 219 full-time equivalent employees.

                                  Competition

     The primary market area of Commercial and its subsidiaries includes Wood, Wirt, Jackson, Tyler, Wetzel and Ritchie Counties in West Virginia, and Washington County, Ohio, with a secondary market area including Pleasants and Wirt Counties in West Virginia and Monroe, Noble, Meigs, Morgan and Athens Counties in Ohio.

     As of June 30, 1995, the most recent date for which branch data is available, there were seven banks with 24 locations in Wood County. They reported total deposits of $903,459,000 in the county. CB&T ranked second among the banks with 17.93% of the total bank deposits. In addition there was one savings bank office located in the county and 14 federal credit unions. Total deposits of all institutions in the county were reported at $1,136,231,000.
CB&T ranked second among all institutions with 14.26% of the total deposits.

     Community is second largest and F&M is the third largest of the five banks with offices in Ritchie County. Community has 23.34% and F&M has 17.64% of the $79,598,000 in bank deposits in the county. There are no non-bank financial institutions in Ritchie County. The two subsidiaries of Commercial combined held 40.98% of the total deposits for the county.

     Six banks had 8 offices located in Jackson County on June 30, 1995, with total bank deposits of $259,671,000. Jackson ranked fourth among the banks, with 17.89% of the bank deposits. In addition to the banks, there is one savings and loan association and one federal credit union located in Jackson County, and total deposits for all financial institutions totaled $280,067,000 at June 30. Jackson ranked fourth among all institutions with 16.59% of the total deposits. In July, Jackson purchased a branch in Jackson County. Had it owned the branch on June 30, it would still have been the fourth largest bank, but would have had 20.08% of the bank deposits and 18.62% of the total financial institution deposits.

     The principal market area of both Union and Paden City is the Tyler County and Wetzel County, West Virginia, market. The banking business in the Tyler/Wetzel County market area is highly competitive. As of June 30, 1995, Union was the third largest of the seven commercial banks with offices in Tyler and Wetzel County, and its deposits were approximately 17.69% of that total two-county commercial bank market. Paden City's deposits were 14.74% of the market, and it was the fourth largest bank. Combined, the two subsidiaries of Commercial held 32.43% of the total commercial bank deposits in the Tyler/Wetzel County market. Three thrift institutions and two federal credit unions also operate in the market, and combined deposits of all institutions amounted to $354,052,000 as of June 30, 1995. Union and Paden City held 17.15% of all deposits for the market.

     As of June 30, 1995, there were nine banks located in Washington County with total deposits of $743,208,000. The Dime Bank is the fifth largest of the nine and holds 5.2% of the total bank deposits. The nine banks operate at nineteen offices within Washington County. In addition to the commercial banks, there are two savings and loan associations located in Washington County. The Dime Bank is the sixth largest financial institution and held 4.42% of all deposits in the county.

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

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of Commercial BancShares, Incorporated, Commercial Banking and Trust Company, Jackson County Bank, Farmers and Merchants Bank of Ritchie County, The Dime Bank, Union Bank of Tyler County, The Community Bank, or The Bank of Paden City.

Item 2.  PROPERTIES

     The principal executive offices of CB&T and Commercial are located at 415 Market Street, Parkersburg, West Virginia. This building, a 3-story bank and office building, is owned by CB&T. During 1984, CB&T constructed a branch office in Mineral Wells, West Virginia. The branch is one and one-half stories with a full basement. During 1986, CB&T constructed a branch office in Vienna, West Virginia, on leased property. At the end of the ten-year lease, CB&T has a fixed purchase price option. In 1995, CB&T expanded the building and relocated its drive-in lanes and parking lot onto adjacent property it had previously purchased. The building is a one-story masonry structure with attached drive-in lanes. CB&T also leases a two-story bank building on Pike Street in Parkersburg, where it operates a branch with attached drive-in lanes.

     Jackson owns and occupies a modern two-story masonry bank building at the intersection of Wall Street with State Route 68 on the edge of downtown Ravenswood, West Virginia. During 1995, Jackson leased a supermarket banking facility on U.S. Route 33 in Ripley, West Virginia, where it operates a branch.

     F&M owns and occupies modern bank buildings in Harrisville and Cairo, West Virginia. The office in Cairo was built in 1974 and is a one-story brick building in colonial style. The Harrisville office is a one-story building of brick construction built in 1971 and remodeled in 1984. In 1988 an addition was made as well as some remodeling.

     Dime's main offices are located at 200 Putnam Street in Marietta, Ohio in an eight-story office building. One-half of the building was constructed in the late 1800's and the other half in the early 1900's. There have been several remodelings. Each floor of the building contains approximately 3,200 square feet. The drive-in facility at Second and Butler Streets was constructed for that purpose in 1974 and has the capacity for four lanes. The site includes an employee parking lot and an automated teller machine. The Devola branch of Dime was constructed in 1981 as a full-service branch, but the bank presently operates a drive-in facility only on the half-acre site. During 1995 a new full-service branch was built in Barlow, Ohio, at the intersection of Ohio State Routes 550 and 339. The one story brick and masonry structure has attached drive-in lanes and an automated teller machine.

     The current principal office of Union is located at Fair and Dodd Streets in Middlebourne, West Virginia. It was constructed in 1977, with a major remodeling in 1984 Property adjacent to the building is owned by the bank and used for employee and customer parking. Union also owns and operates a facility referred to as the Sistersville Office located at 700 Wells Street in Sistersville, West Virginia. It was built in 1978. Union also owns two pieces of property on Wells Street in Sistersville that it uses for employee parking.

     Community's principal office is located at 112 Collins Avenue in Pennsboro, West Virginia. It is approximately 60 years old, but has had considerable renovation. Community also operates a drive-through facility on Masonic Avenue constructed in the late 1970's. Both of these properties are owned by Community. In addition, Community owns three lots used for employee and customer parking. Property was purchased in Ellenboro, West Virginia, in 1996. The land, near U.S. Route 50 and State Route 16, is intended for use as the site of a future branch.

     The principal office of Paden City, built in 1977, is located at Fourth and Main Streets on State Route 2 in Paden City, West Virginia. Paden City owns this building and adjacent lots which are used for employee and customer parking. Paden City also owns a branch facility, referred to as the Steelton Financial Center, which is located on State Route 2 in New Martinsville, West Virginia. The land on which this facility was built is leased by Paden City.

     In addition to the banking buildings, CB&T, Jackson, F&M, Union, Paden City, Community, and Dime own other real properties which, when considered in the aggregate, are not material to their operations.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None




Part II
-------

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 28 of the 1995 Annual Report to shareholders is incorporated herein by reference


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the related comments in the President's letter are included inside the front cover of the 1995 Annual Report to shareholders and on pages 1 and 2 and 22 to 27 of the Annual Report.


Item 7.  FINANCIAL STATEMENTS

     The report of independent accountants and consolidated financial statements are included on pages 3 through 21 of the 1995 Annual Report to shareholders.

     Quarterly Results of Operations for the year ended December 31, 1995 included on page 20 of the 1995 Annual Report to shareholders are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III
--------

     The information required by Items 9 through 12 in this part is incorporated herein by reference from BancShares' definitive proxy statement dated April 1, 1996 for the annual meeting of shareholders to be held on May 8, 1996, which is included as Exhibit 99.

PART IV
-------

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   (1)  Financial Statements
           (2)  Financial Statement Schedules
                    The response to this portion of Item 13 is submitted as a separate section of this report.
           (3)  Listing of Exhibits
                    Exhibit 11 - Statement Re: Earnings per share
                    Exhibit 23 - Consent of Independent Accountants
     (b)    Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended December 31, 1995.
     (c)    Exhibits
                    The response to this portion of Item 13 is submitted as a separate section of this report.
     (d)    Financial Statement Schedules
                    None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMERCIAL BANCSHARES, INCORPORATED
                              -----------------------------------
                              (Registrant)


                            By:  /s/ William E. Mildren, Jr.
                              -----------------------------------
                              William E. Mildren, Jr.
                              Chairman, President and
                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William E. Mildren, Jr.  3/27/96     /s/ Larry G. Johnson  3/27/96
------------------------------------     ------------------------------------
William E. Mildren, Jr.                  Larry G. Johnson
Chairman, President and                  Executive Vice President and
Chief Executive Officer                  Chief Financial Officer

/s/ Bruce Bingham        3/27/96         ------------------------------------
------------------------------------     Jack F. Poe
Bruce Bingham                            Director
Director
                                         /s/ Robert E. Richardson    3/27/96
                                         ------------------------------------
------------------------------------     Robert E. Richardson
Frank L. Christy                         Director
Director
                                         /s/ W. S. Ritchie, Jr.      3/27/96
                                         ------------------------------------
------------------------------------     W.S. Ritchie, Jr.
A. Vernon Criss, III                     Director
Director
                                         /s/ Susan S. Ross           3/27/96
                                         ------------------------------------
------------------------------------     Susan S. Ross
Gary R. Davis                            Director
Director
                                         /s/ Donald L. Scothorn      3/28/96
                                         ------------------------------------
------------------------------------     Donald L. Scothorn
Wilson Davis                             Director
Director
                                         /s/ James L. Wahle          3/27/96
/s/ Carl E. Dollman  3/27/96             ------------------------------------
------------------------------------     James L. Wahle
Carl E. Dollman                          Director
Director

/s/ James A. Meagle, Jr.  3/27/96        ------------------------------------
------------------------------------     Thomas N. Webster
James A. Meagle, Jr.                     Director
Director

                                         ------------------------------------
------------------------------------     Morris B. Wilkins
David L. Mendenhall                      Director
Director

FORM 10-K--ITEM 14(a)(1) and (2)

COMMERCIAL BANCSHARES, INCORPORATED

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent auditors of Commercial BancShares, Incorporated and subsidiaries are included in
Item 8:

     Report of independent auditors

     Consolidated balance sheets--December 31, 1995 and 1994

     Consolidated statements of income--Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of shareholders' equity--Years ended December 31, 1995, 1994 and 1993

     Consolidated statements of cash flows--Years ended December 31, 1995, 1994 and 1993

     Notes to consolidated financial statements--December 31, 1995

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

EXHIBIT 11--STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

COMMERCIAL BANCSHARES, INCORPORATED

                                      Year Ended December 31
PRIMARY:                                  1995        1994
                                     ------------------------
Average shares outstanding              1,463,201   1,285,391

Net Income                             $4,745,503  $4,397,737
Less dividend paid on convertible
     preferred stock                            0     203,738
                                     ------------------------
Applicable to common stock             $4,745,503  $4,193,999
                                     ========================
Per Share Amount                       $     3.24  $     3.26

FULLY DILUTED:
Average shares outstanding              1,463,201   1,285,391
Effect of conversion of convertible
     preferred stock                                  164,250
                                     ------------------------
TOTAL                                   1,463,201   1,449,641
                                     ========================
Net Income                             $4,745,503  $4,397,737
                                     ========================
Per Share Amount                       $     3.24  $     3.03