Form 10-Q
period 1996-03-31
COMMERCIAL BANCSHARES INC /WV/
filed 1996-05-15
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 1996
                          --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

Commission file number 0-20232
                       -------

                      COMMERCIAL BANCSHARES, INCORPORATED
                      -----------------------------------
            (Exact name of registrant as specified in its charter)



             West Virginia                             55-0622108
             -------------                             ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               identification No.)

   415 Market Street, Parkersburg, WV                    26101
  ------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)

                                 304-424-0300
                                 ------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                            ---    ---

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $5.00 par value--1,469,670 shares as of May 10, 1996

                      COMMERCIAL BANCSHARES, INCORPORATED

                                     INDEX


Part I Financial Information                                            Page No.

 Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1996
                and December 31, 1995.....................................3

         Condensed Consolidated Statements of  Income for
                Three Months ended March 31, 1996 and 1995................4

         Condensed Statements of Changes in Stockholders
                Equity for Three months ended March 31, 1996..............5

         Consolidated Statements of Cash Flows for the Three
                   Months ended March 31, 1996 and 1995...................6

         Notes to Condensed Consolidated Financial Statements.............7-10

 Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................10-11

Part II Other Information

 Item 1.  Legal Proceedings...............................................13

 Item 4.  Submission of Matters to a Vote of Security Holders.............13

 Item 6.  Exhibits and Reports on Form 8-K................................13

Signatures................................................................13

                         PART I FINANCIAL INFORMATION

             COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                    ASSETS

                                                                 March 31,  Dec. 31,
                                                                   1996       1995
                                                                   ----       ----
                                                                 (unaudited)    *
Cash and Due from Banks......................................... $  15,300  $  16,743
Interest-Bearing Demand Deposits with Other Banks...............       742        686
Interest-Bearing Deposits in Banks..............................       199         99
Federal Funds Sold..............................................       750      1,680
Investment Securities:
  Held to Maturity, at Amortized Costs..........................    31,573     34,058
   (Market Value: $31,943  and $34,675)
  Available for Sale, at Market Value...........................    57,020     53,366
Loans - net of unearned discount................................   267,499    263,731
LESS:  Reserve for Losses.......................................  (  3,611)  (  3,516)
Premises and Equipment..........................................     8,935      8,585
Notes Receivable................................................       255        255
Accrued Interest Receivable.....................................     2,803      2,760
Foreclosed Properties - Net.....................................     2,082      1,652
Other Assets....................................................     5,994      5,557
                                                                 --------------------
  TOTAL ASSETS.................................................. $ 389,541  $ 385,656
                                                                 ====================
                            LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing................................. $  45,202  $  46,629
  Demand - Interest Bearing.....................................    42,099     44,577
  Savings.......................................................    86,275     85,673
  Time Deposits.................................................   172,354    163,705
                                                                 --------------------
TOTAL DEPOSITS.................................................. $ 345,930  $ 340,584
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase...........................     1,213      2,134
Accrued Interest Payable........................................     1,188      1,217
Other Liabilities...............................................     2,699      3,518
                                                                 --------------------
TOTAL LIABILITIES............................................... $ 351,030  $ 347,453
                                                                 --------------------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None.......................................... $       0  $       0
  Common Stock (Par Value $5.00)
     Outstanding: 1,469,670 shares and 1,469,670 shares.........     7,348      7,348
  Additional Paid In Capital....................................    10,261     10,261
  Undivided Profits.............................................    20,797     20,230
  Net Unrealized Gain (Loss) on Available-for-Sale Securities...       105        364
                                                                 --------------------
  TOTAL SHAREHOLDERS' EQUITY.................................... $  38,511  $  38,203
                                                                 --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................... $ 389,541  $ 385,656
                                                                 ====================

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                             (In thousands of dollars
                                                            except for per share data)
                                                                Three Months Ended
                                                                     March 31
                                                                 1996       1995
INTEREST INCOME
  Interest and Fees on Loans...............................     $6,224     $6,025
  Interest and Dividends on Securities.....................      1,314      1,243
        Interest on Federal Funds Sold.....................         78         91
  Interest on Notes Receivable.............................          0          0
  Interest on Time Deposits with Other Banks...............         11          6
                                                                -----------------
     TOTAL INTEREST INCOME.................................     $7,627     $7,365
                                                                -----------------

INTEREST EXPENSE
  Interest on Deposits.....................................      3,234      2,809
  Interest on Federal Funds Purchased and Securities Sold
     Under Agreement to Repurchase.........................         24        133
                                                                -----------------
       TOTAL INTEREST EXPENSE..............................     $3,258     $2,942
                                                                -----------------

  NET INTEREST INCOME......................................     $4,369     $4,423

Provision for Loan Losses..................................        130        108

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..........................................     $4,239     $4,315

OTHER INCOME
  Trust Department Income..................................        186        140
  Service Charges and Fees.................................        292        358
  Security Gains...........................................          3          0
  Other Income.............................................        157         65
                                                                -----------------
     Total Other Income....................................        638        563

OTHER EXPENSES
  Employee Compensations & Benefits........................     $1,989     $1,801
  Occupancy Expense (Net of Rental Income).................        226        210
  Furniture and Equipment..................................        197        190
       Other Operating Expenses............................      1,027        964
                                                                -----------------
     Total Other Expenses..................................      3,440      3,165

     INCOME BEFORE APPLICABLE INCOME TAXES.................     $1,436      1,711
Applicable Income Taxes....................................        428        595
                                                                -----------------

  NET INCOME...............................................     $1,008     $1,116
                                                                =================

NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................................     $1,008     $1,116

EARNINGS PER SHARE DATA:
  Primary..................................................     $  .69     $  .77
  Fully Diluted............................................        .69        .77
  Cash Dividends Declared..................................        .30        .28

The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                   for the three months ended March 31, 1995
                                  (unaudited)

                                                                     (in thousands
                                                                      of dollars)
Convertible Preferred stock (43,328 Shares authorized):
  Balance at Beginning of Year.....................................     $      0
                                                                        --------
  Balance at End of Period.........................................     $      0
                                                                        --------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $  7,348
                                                                        --------
Balance at end of period - 1,469,670 Shares Issued
  and Outstanding at March 31, 1995................................     $  7,348
                                                                        --------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $ 10,261
                                                                        --------
Balance at End of Period...........................................     $ 10,261
                                                                        --------

Undivided Profits
Balance at Beginning of Year.......................................     $ 20,230
Net Income.........................................................        1,008
Cash Dividend Declared on Common Stock.............................      (   441)
                                                                        --------
Balance at End of Period...........................................     $ 20,797
                                                                        --------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $    364
Change in Unrealized Gain (Loss) on Securities Available for Sale..      (   259)
                                                                        --------
Balance at End of Period...........................................     $    105
                                                                        --------

Total Shareholders' Equity.........................................     $ 38,511
                                                                        ========

The accompanying notes are an integral part of these statements.

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             (In thousands of dollars)
                                                                Three Months Ended
                                                                     March 31
                                                                 1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................  $  1,008   $  1,116
                                                               -------------------

Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................       207        187
     Provision for Loan Loss.................................       130        107
     Investment Amortization - Net...........................        47        101
     Purchase Adjustments....................................        16         15
     Other - Net.............................................   (    66)   (     4)
     Realized Investment Securities (Gains) Losses...........   (     3)
     Income Tax Benefit......................................   (    60)   (    60
     Provision for Deferred Taxes............................   (   115)        21
     (Increase) Decrease:
       Accrued Interest Receivable...........................   (    44)   (   138)
       Other Assets..........................................   (   998)       195
     Increase (Decrease):
       Accrued Interest Payable..............................   (    28)   (   102)
       Other Liabilities.....................................   (   753)       574
                                                               -------------------
     Total Adjustments.......................................   ( 1,607)       896
                                                               -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................  $(   599)  $  2,012
                                                               -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold..............  $    930   $(13,065)
  Net (Increase) Decrease in Interest Bearing Deposits.......   (   100)
  Proceeds from Sale of Other Real Estate....................       147
  Proceeds form Sale of Capital Assets.......................         3
  Proceeds from Sales of Securities Held to Maturity.........
  Proceeds from Sales of Securities Available for Sale.......       176
  Proceeds from Maturities of Securities Held to Maturity....     3,303      4,809
  Proceeds from Maturities of Securities Available for Sale..     3,311        903
  Purchases of Securities Held to Maturity...................   (   740)   ( 1,895)
  Purchases of Securities Available for Sale.................   ( 7,708)   ( 1,244)
  Net (Loans Originated) Principal Collected.................   ( 3,533)     1,684
  Capital Expenditures.......................................   (   560)   (   532)
                                                               -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................  $( 4,771)   ( 9,340)
                                                               -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................  $  5,346   $  9,615
  Net Increase (Decrease) in Federal Funds Purchased.........   (   921)   ( 4,359)
  Principal Payments on ESOP Borrowing.......................
  Proceeds from Sale of Treasury Stock.......................        17
  Principal Payments on Capital Lease........................
  Dividends Paid.............................................   (   441)   (   408)
                                                               -------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES.....................  $  3,984   $  4,865
                                                               -------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................  $( 1,387)  $( 2,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............    17,429     16,627
                                                               -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................  $ 16,042   $ 14,164
                                                               ===================

During the first quarters of 1996 and 1995, the Corporation paid $2,450,000 and $2,616,000, respectively, in interest on deposits and other borrowings and $378,000 and $60,000, respectively, for income taxes.

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

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2:  INVESTMENT SECURITIES

         The book value and approximate market value of investment securities as of March 31, 1996 and 1995 are as follows:

                                        ----------------------------------------------
                                                         March 31, 1996
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    13                            $    13
          Other Treasury and Agency          19,257        $152        $ 61     19,348
           Securities
Obligations of States and their              12,179         299          20     12,458
 Subdivisions
Other Debt Securities                           124           2           2        124
                                        ----------------------------------------------
          TOTAL                             $31,573        $453        $ 83    $31,943
                                        ==============================================

          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $14,665        $ 76        $109    $14,632
          Other Treasury and Agency          40,020         408         159     40,269
           Securities
Obligations of States and their                 760          10           6        764
 Subdivisions
Other Debt Securities                           109           8                    117
Equity Securities                             1,303                      65      1,238
                                        ----------------------------------------------
          TOTAL                             $56,857        $502        $339    $57,020
                                        ==============================================

                                        ----------------------------------------------
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
                                        ==============================================

NOTE 3:  LOANS

         Major classifications of loans are summarized as follows:

                                                       March 31
                                                ---------------------
                                                  1996         1995
                                                (thousands of dollars)
Real Estate Loans.......................        $ 95,169     $ 88,303

Installment Loans.......................          62,416       60,297
Credit Card Loans.......................           3,763        4,070
Commercial Loans........................         106,606      102,735
                                                ---------------------
                                                $267,954     $255,405
                                                ---------------------
Unearned Income.........................             455          841
                                                ---------------------
TOTAL LOANS.............................        $267,499     $254,564
                                                =====================

         Changes in the allowance for loan losses were as follows for the three months ended March 31, 1996 and 1995.

                                                  1996         1995
                                                (thousands of dollars)
Balance, Beginning of Year..............        $  3,516     $  3,430
Provision Charged to Operation..........             131          108
Loans Charged Off.......................         (    48)     (   103)
Recoveries..............................              12           24
                                                ---------------------
Balance, End of Period..................        $  3,611     $  3,459
                                                =====================

NOTE 4:  DEPOSITS

         Time deposits in denominations of $100,000 or more at March 31, 1996 and 1995 were $26,965,000 and $20,946,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS

         Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.

         The details of these classifications for the dates indicated are as follows:

                                            Three Months    Year
                                                Ended      Ended
                                               3-31-96    12-31-95
                                              --------   ---------
Federal Funds Purchased
     Balance at End of Period                 $    105   $     606
     Average during Period                         745   $     914
     Maximum Month-end Balance                   2,600   $   7,624
     Average Rate during Period                   5.93%       5.91%
     Rate at the end of Period                    5.00%       5.23%

Securities Sold Under Agreement to
 Repurchase
     Balance at End of Period                 $  1,107   $   1,528
     Average during Period                       1,245   $   1,793
     Maximum Month-end Balance                   1,468   $   4,898
     Average Rate during Period                   5.20%       5.04%
     Rate at the end of Period                    5.20%       5.20%


NOTE 6:  INCOME TAX EXPENSE

         The provision for income taxes is summarized as follows:

                                       Three Months ended
                                            March 31
                                       1995           1995
                                       ----          -----
Current:                              (In thousands of dollars)
  State.............................  $  53          $ 141
  Federal...........................    490            494
  Deferred Income Taxes.............   (115)          ( 40)
                                      -----          -----
  TOTAL PROVISION FOR INCOME TAXES..  $ 428          $ 595
                                      =====          =====

NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                  March 31,    December 31,
                                                                    1996          1995
  ASSETS                                                          (In Thousands of Dollars)
Cash and Due from Banks (All from Subsidiaries)...............    $ 2,855      $ 3,852
Accounts Receivable...........................................      1,133        1,099
Notes Receivable..............................................        255          255
Investment in Subsidiaries (Equity Basis).....................     33,701       32,799
Premises and Equipment - Net..................................        409          423
Other Assets..................................................        797          794
                                                                  -------      -------
TOTAL ASSETS..................................................    $39,150      $39,222
                                                                  =======      =======
  LIABILITIES
Other Liabilities.............................................        639        1,019
                                                                  -------      -------
TOTAL LIABILITIES.............................................    $   639      $ 1,019
                                                                  -------      -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding : 1,469,670 Shares and 1,469,670 Shares
  at March 31, 1996 and December 31,1995, respectively).......    $ 7,348      $ 7,348
Additional Paid in Capital....................................     10,261       10,261
Undivided Profits.............................................     20,797       20,230
Net Unrealized Gain (Loss) on Securities Available for Sale...        105          364
                                                                  -------      -------
TOTAL STOCKHOLDERS EQUITY.....................................    $38,511      $38,203
                                                                  -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................    $39,150      $39,222
                                                                  =======      =======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                     FOR THREE MONTHS ENDED MARCH 31, 1996

                                (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $    0
  Fees from Subsidiaries............................        280
                                                         ------
TOTAL REVENUE.......................................     $  280
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  329
  Occupancy and Furniture Expense...................         43
  Other Expenses....................................     $  127
                                                         ------
TOTAL EXPENSES......................................     $  499
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $( 219)
Income Tax Benefit..................................      (  66)
                                                         ------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $( 153)
Equity in Undistributed Net Income of Subsidiaries..      1,161
                                                         ------

NET INCOME..........................................     $1,008
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1996

                                (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................    $ 1,008
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................         26
     Net Amortization of Purchase Accounting Adjustments..         16
     Undistributed Net(Income) Loss on Subsidiaries.......     (1,160)
     Increase(Decrease) Accounts Receivable...............     (   14)
     Accrued Interest Receivable..........................          1
     Other Assets.........................................     (   40)
     Other Liabilities....................................     (  314)
     Income Tax Benefit...................................    $(   66)
                                                              -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................    $(  543)
                                                              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................    $(   13)
                                                              -------
NET CASH USED BY INVESTING ACTIVITIES.....................    $(   13)
                                                              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................    $(  441)
                                                              -------
NET CASH USED BY FINANCING ACTIVITIES.....................    $(  441)
                                                              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................    $(  997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............      3,852
                                                              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................    $ 2,855
                                                              =======

During the first three months of 1996, Commercial paid $378,000 in income taxes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first three months of 1996, Commercial's largest source of funds, its deposits, grew $5.3 million, or 1.57%, to $345.9 million. The increase was in time deposits, which were up 5.28% ($8.6 million), and savings deposits, which were up 0.70% ($0.6 million). Non-interest bearing demand deposits were down $1.4 million, or 3.06%, and interest bearing demand deposits decreased 5.56% ($2.5 million).

   Both sales and purchases of Federal funds decreased from year end. Funds sold were reduced by $0.9 million, as were purchased funds. At March 31, 1996, there were net purchases of funds amounting to $0.5 million, approximately the same level as were being purchased at December 31, 1995. Commercial's banks undertake borrowings either to accommodate smaller correspondent banks, in which case those funds are ordinarily invested in federal funds sold, or to provide liquidity over a short period of time. Funds sold represent temporary liquid investments which may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer-term instruments.

  Cash and due from banks decreased by $1.4 million or 8.6% from December 31, 1995, to March 31, 1996. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Total loans increased by $3.8 million or 1.43% during the first quarter of the year. Loan demand lagged during the first part of the quarter, despite lower interest rates, but improved in March.

  The securities portfolio grew $1.2 million from the year end. Securities available for sale were increased $3.7 million, or 6.85%, while securities being held to maturity declined $2.5 million (7.30%). It is expected that most securities purchased will continue to be considered available for sale. This will provide the company with a greater degree of flexibility in managing its balance sheet.

EARNINGS - THREE MONTHS

  Consolidated net income for the first quarter of 1996 was 9.68% less than the first quarter of 1995 ($1,008,000 in 1996, $1,116,000 in 1995). Fully diluted earnings per common share were $0.69 compared to $0.77 for the 1995 quarter.

  Total interest income increased 3.12%, or $0.2 million, from $7.4 million in 1995 to $7.6 million in 1996. However, total interest expense increased 11.01%, or $323 thousand from the 1995 level. This resulted in net interest income being down $92 thousand, or 2.06%. With interest rates relatively low and falling during the early part of the quarter, the income on loans was affected negatively. Meanwhile, customers looking to maintain income moved to higher yielding deposits, often accepting longer term accounts to achieve the income they desired. In some types of deposits, rates being paid could not be further reduced without risking substantial declines in volume. The effect of this was to narrow the net interest margin.

  The provision for loan losses was 22.43% more in 1996 than it was in the first quarter of 1995. The 1996 provision was $131 thousand compared to net loan losses of $36 thousand. In 1995, the first quarter provision was $107 thousand and net charge offs were $78 thousand. At March 31, 1996, the reserve for possible loan losses of $3.6 million was equal to 1.35% of net loans outstanding. This compares with $3.5 million or 1.33% of net loans outstanding at December 31, 1995.

  Non-interest income increased 20.64% from the first quarter of 1995 to the first quarter of 1996. Trust department fees were up by 31.91%. Service charges and fees declined 7.91% ($25 thousand) as customers adjusted their balances to avoid fees. Banks were also reluctant to increase fees that could limit their customer base. Other Income was up $87,000 or 122.54% from 1995 to 1996. Increased was income from other real estate and insurance income.

  Securities gains during the first quarter of 1996 were $2,000. There were no securities gains or losses taken during the first quarter of 1995.

  Non-interest expense increased 8.49%, or $269 thousand from 1995 to 1996. Employee expense grew $196 thousand or 10.93%. In addition to the usual merit and longevity increases in salaries with their attendant taxes and benefits, the largest increase was in the expense accrued for bonus payments. The amount expensed for bonuses was increased by $127 thousand from the 1995 level. In 1995, more of the provision for bonuses was expensed later in the year. The incentive bonus is related directly to the accomplishment of earnings targets, which could cause reevaluation of the level of accruals as the year progresses.

  Fixed asset expense was up $15,000, or 3.69% from the same quarter in 1995 to $422,000. Depreciation increased due to improvements in Commercial's branch system which were constructed during 1995.

  Other Operating Expense increased $58,000 (5.99%) from the first quarter of 1995. A new method of supply and inventory control resulted in expenses for stationery and similar supplies increasing $56 thousand from the same period a year earlier. Marketing and advertising expenses were up $36 thousand from the prior period.

  Net income before taxes was down $276,000 (16.12%) from the 1995 quarter and the provision for Federal and state income taxes declined $168,000, or 28.19%.


LIQUIDITY

  Commercial's primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the three month period was 1.57%, an increase of $5.3 million. Time deposits, which have been the most easily attracted deposits grew $8.6 million or 5.28%, demonstrating that deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Three of Commercial's subsidiaries are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit which are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments which can be converted to cash in a very short time. Maturing within one year is 18.55% of the total securities portfolio.


CAPITAL

  During the first three months of 1996, Commercial increased its stockholders' equity by $0.3 million (0.81%), bringing the balance at March 31, 1996, to $38.5 million or, 9.89% of total assets. The increase was from internal capital growth.

  In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that were to be achieved by year-end 1992. As of March 31, 1996, Commercial's Tier 1 ratio of 14.29% and combined Tier 1 and Tier 2 ratio of 15.54% exceed the requirements. Additionally, Commercial's ratios of primary capital to total assets of 9.50% and total capital to total assets of 10.33% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

A.  The annual meeting of shareholders was held on May 8, 1996.

    (1) Each of the persons named in the proxy statement as a nominee for director was elected.

    (2) The following are the voting results on each of the matters which were submitted to the shareholders:

Election of Directors
- ---------------------
          Common shares present and voting:                       1,118,034
               Name                                    For
               ----                                    ---
               Bruce Bingham                           1,060,566
               Frank L. Christy                        1,060,657
               A. V. Criss, III                        1,664,693
               Gary R. Davis                           1,189,512
               Wilson Davis                            1,063,400
               Carl E. Dollman                         1,060,564
               James A. Meagle, Jr.                    1,061,135
               David L. Mendenhall                     1,073,500
               William E. Mildren, Jr.                 1,061,057
               Jack F. Poe                             1,060,564
               Robert E. Richardson                    1,060,164
               W. S. Ritchie, Jr.                      1,153,675
               Susan S. Ross                           1,061,292
               Donald L. Scothorn                      1,061,057
               James L. Wahle                          1,061,057
               Thomas N. Webster                       1,060,564
               Morris B. Wilkins                       1,043,223
     Appointment of Harman, Thompson, Mallory             For     Against  Abstain
     ----------------------------------------             ---     -------  -------
     & Ice, a.c. as independent accountant for 1996..  1,098,700      184    3,014
     ----------------------------------------------

The text of the matters referred to under Item 4. A. is set forth in the proxy statement dated April 1, 1996, filed with the Securities and Exchange Commission on March 29, 1996, and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended March 31, 1996.

     The following exhibit is included herein:  Exhibit 27--Financial Data
Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)



                   Date:May 14, 1996     /s/ William E. Mildren, Jr.
                        ------------     ---------------------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer



                   Date:May 14, 1996     /s/ Larry G. Johnson
                        ------------     ---------------------------------------
                                         Larry G. Johnson
                                         Executive Vice President
                                         and Chief Financial Officer