Form 10-Q
period 1996-06-30
COMMERCIAL BANCSHARES INC /WV/
filed 1996-08-13
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the period ended June 30, 1996
                                      -------------

                                       or

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from __________ to __________


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes __ No __

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $5.00 par value--1,469,670 shares as of August 9, 1996

                      COMMERCIAL BANCSHARES, INCORPORATED
                                 ("Commercial")

                                     INDEX


Part I Financial Information                                Page No.
Condensed Consolidated Balance Sheet as of June 30, 1996
   and December 31, 1995.....................................  3

Condensed Consolidated Statement of  Income for
   Six Months and Three Months ended June 30, 1996 and 1995..  4

Condensed Statement of Changes in Stockholders
   Equity for Six months ended June 30, 1996.................  5

Consolidated Statement of Cash Flows for the Six
   Months ended June 30, 1996 and 1995.......................  6

Notes to Condensed Consolidated Financial Statements.........  7-10

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.......................  11-12

Part II Other Information....................................  13

Signatures...................................................  13

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                           June 30,    Dec. 31,
                                                             1996        1995
                                                          -----------  ---------
                                                          (unaudited)      *
Cash and Due from Banks............................         $ 15,960   $ 16,743
Interest-Bearing Demand Deposits with Other Banks..              613        686
Interest-Bearing Deposits in Banks.................              200         99
Federal Funds Sold.................................            4,820      1,680
Investment Securities:
  Held to Maturity, at Amortized Costs.............           31,463     34,058
   (Market Value: $31,626  and $34,675)
  Available for Sale, at Market Value..............           51,974     53,366
Loans - net of unearned discount...................          281,838    263,731
LESS:  Reserve for Losses..........................           (3,528)    (3,516)
Premises and Equipment.............................            8,850      8,585
Notes Receivable...................................              255        255
Accrued Interest Receivable........................            2,769      2,760
Foreclosed Properties - Net........................            1,791      1,652
Other Assets.......................................            5,832      5,557
                                                            --------   --------
  TOTAL ASSETS.....................................         $402,837   $385,656
                                                            ========   ========

                            LIABILITIES AND CAPITAL

Deposits:
  Demand - Non-Interest Bearing................................     $ 45,589   $ 46,629
  Demand - Interest Bearing....................................       43,534     44,577
  Savings......................................................       83,629     85,673
  Time Deposits................................................      178,888    163,705
                                                                    --------   --------
TOTAL DEPOSITS.................................................     $351,640   $340,584
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................        8,768      2,134
Accrued Interest Payable.......................................        1,188      1,217
Other Liabilities..............................................        2,312      3,518
                                                                    --------   --------
TOTAL LIABILITIES..............................................     $363,908   $347,453
                                                                    --------   --------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None.........................................     $      0   $      0
  Common Stock (Par Value $5.00)
     Outstanding: 1,469,670 shares and 1,469,670 shares........        7,348      7,348
  Additional Paid In Capital...................................       10,261     10,261
  Undivided Profits............................................       21,516     20,230
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..         (196)       364
                                                                    --------   --------
  TOTAL SHAREHOLDERS' EQUITY...................................     $ 38,929   $ 38,203
                                                                    --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................     $402,837   $385,656
                                                                    ========   ========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                                (In thousands of dollars except for per share data)
                                                                Six Months Ended                 Three Months Ended
                                                                     June 30                          June 30
                                                              1996              1995             1996            1995
                                                              ----              ----             ----            ----
INTEREST INCOME
  Interest and Fees on Loans..................              $12,590           $12,137            $6,366         $6,112
  Interest and Dividends on Securities........                2,647             2,569             1,333          1,326
  Interest on Federal Funds Sold..............                  137               278                59            187
  Interest on Notes Receivable................                    0                12                 0             12
  Interest on Time Deposits with Other Banks..                   25                23                14             17
                                                            -------           -------            ------         ------
  TOTAL INTEREST INCOME.......................              $15,399           $15,019             7,772         $7,654
                                                            -------           -------            ------         ------

INTEREST EXPENSE
  Interest on Deposits........................              $ 6,417           $ 5,859            $3,183         $3,050
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase...............................                   96               235                72            102
                                                            -------           -------            ------         ------
  TOTAL INTEREST EXPENSE......................              $ 6,513           $ 6,094            $3,255         $3,152
                                                            -------           -------            ------         ------

  NET INTEREST INCOME.........................              $ 8,886           $ 8,925            $4,517         $4,502

Provision for Loan Losses.....................                  247               218               117            110

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES...................              $ 8,639            $8,707            $4,400         $4,392

OTHER INCOME
  Trust Department Income.....................                  376               314               190            174
  Service Charges and Fees....................                  631               569               339            211
  Security Gains..............................                   (3)                0                (6)             0
  Other Income................................                  381               415               224            350
                                                            -------           -------            ------         ------
     Total Other Income.......................                1,385             1,298               747            735

OTHER EXPENSES
  Employee Compensations & Benefits...........              $ 3,948           $ 3,542            $1,958         $1,739
  Occupancy Expense
     (Net of Rental Income)...................                  434               409               207            199
  Furniture and Equipment.....................                  443               435               246            245
  Other Operating Expenses....................                2,011             2,006               984          1,042
                                                            -------           -------            ------         ------
     Total Other Expenses.....................                6,836             6,392             3,395          3,225

     INCOME BEFORE APPLICABLE
       INCOME TAXES...........................              $ 3,188           $ 3,613            $1,752         $1,902
Applicable Income Taxes.......................                1,020             1,268               592            673
                                                            -------           -------            ------         ------

  NET INCOME..................................              $ 2,168           $ 2,345            $1,160         $1,229
                                                            =======           =======            ======         ======

NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS...........................              $ 2,168           $ 2,345            $1,160         $1,229

EARNINGS PER SHARE DATA:
  Primary.....................................                $1.48             $1.61              $.79           $.84
  Fully Diluted...............................                 1.48              1.61               .79            .84
  Cash Dividends Declared.....................                  .60               .56               .30            .28

The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1996
                                  (unaudited)

                                                                     (in thousands
                                                                       of dollars)

Convertible Preferred stock (43,328 Shares authorized):
  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 7,348
                                                                        -------
Balance at end of period - 1,469,670 Shares Issued
  and Outstanding at June 30, 1995.................................     $ 7,348
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $10,261
                                                                        -------
Balance at End of Period...........................................     $10,261
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $20,230
Net Income.........................................................       2,168
Cash Dividend Declared on Common Stock.............................        (882)
                                                                        -------
Balance at End of Period...........................................     $21,516
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $   364
Change in Unrealized Gain (Loss) on Securities Available for Sale..        (560)
                                                                        -------
Balance at End of Period...........................................     $  (196)
                                                                        -------

Total Shareholders' Equity                                              $38,929
                                                                        =======

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                (In thousands of dollars)
                                                                     Six Months Ended
                                                                         June 30
                                                                      1995        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................        $   2,168   $   2,345
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................              427         387
     Provision for Loan Loss.................................              247         218
     Investment Amortization - Net...........................               87         125
     Other - Net.............................................                          (16)
     Realized Investment Securities (Gains) Losses...........                3
     (Gain) Loss on Sale of Capitalized Assets...............                           (7)
     Income Tax Benefit......................................             (165)         83
     Provision for Deferred Taxes............................             (106)         41
     Purchase Adjustments....................................               32          43
     (Increase) Decrease:
       Accrued Interest Receivable...........................               (9)       (125)
       Other Assets..........................................             (552)        556
     Increase (Decrease):
       Accrued Interest Payable..............................              (29)        276
       Other Liabilities.....................................           (1,040)       (331)
                                                                     ---------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................        $   1,063   $   3,595
                                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold..............          ($3,140)   ($13,597)
  Net (Increase) Decrease in Interest bearing Time Deposits..             (101)        200
  Proceeds from Maturities of Securities Held to Maturity....            4,471      12,743
  Proceeds from Maturities of Securities Available for Sale..           10,823
  Proceeds from Sales of Securities Held to Maturity.........              999
  Proceeds from Sales of Securities Available for Sale.......              674
  Purchases of Securities Held to Maturity...................           (2,932)    (11,721)
  Purchases of Securities Available for Sale.................          (11,050)     (1,201)
  Net (Loans Originated) Principal Collected.................          (18,194)     (3,053)
  Proceeds from Sale of Other Real Estate Owned..............              415         188
  Proceeds from Sale of Capitalized Assets...................                3           7
  Capital Expenditures.......................................             (695)     (1,080)
                                                                     ---------   ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................         ($18,727)    (17,874)
                                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................        $  11,055   $  12,991
  Net Increase (Decrease) in Federal Funds Purchased.........            6,635        (253)
  Proceeds from Sale of Treasury Stock.......................                          317
  Payment for Fractional Shares..............................                0          (1)
  Dividends Paid.............................................             (882)       (816)
                                                                     ---------   ---------
  FINANCING ACTIVITIES.......................................        $  16,808   $  12,238
                                                                     ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................            ($856)    ($2,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............           17,429      16,627
                                                                     ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................        $  16,573   $  14,586
                                                                     =========   =========


During the first six months of 1996 and 1995, the Corporation paid $6,513,000 and $5,818,000, respectively, in interest on deposits and other borrowings and $1,493,000 and $1,121,000, respectively, for income taxes.

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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2:  INVESTMENT SECURITIES
     The book value and approximate market value of investment securities as of June 30, 1996 and 1995, are as follows:

                                        ----------------------------------------------
                                                         June 30, 1996
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
- ----------------------------------------
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $10,887        $ 14        $230    $10,671
          Collateralized Mortgage             3,797           9          15      3,791
           Obligations
          Other Treasury and Agency          35,331         233         267     35,297
           Securities
Obligations of States and their                 860          13           9        864
 Subdivisions
Corporate Debt Securities                       102                                102
Equity Securities                             1,324                      75      1,249
                                        ----------------------------------------------
          TOTAL                             $52,301        $269        $596    $51,974
                                        ==============================================

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    12           1                $    13
          Collateralized Mortgage                 0                                  0
           Obligations
          Other Treasury and Agency          19,201          61         141     19,121
           Securities
Obligations of States and their              12,202         274          31     12,445
 Subdivisions
Corporate Debt Securities                        48           2           3         47
                                        ----------------------------------------------
          TOTAL                             $31,463        $338        $175    $31,626
                                        ==============================================

                                        ----------------------------------------------
                                                         June 30, 1995
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 5,125        $ 17        $ 77    $ 5,065
          Collateralized Mortgage             3,784          17           1      3,800
           Obligations
          Other Treasury and Agency          36,138         520         296     36,362
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Corporate Debt Securities                       132                                132
Equity Securities                             1,330                      56      1,274
                                        ----------------------------------------------
          TOTAL                             $46,509        $554        $430    $46,633
                                        ==============================================
          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $   206                            $   206
          Collateralized Mortgage                 0                                  0
           Obligations
          Other Treasury and Agency          24,773         181         146     24,808
           Securities
Obligations of States and their              13,389         292          45     13,636
 Subdivisions
Corporate Debt Securities                       246           7           2        251
                                        ----------------------------------------------
          TOTAL                             $38,614        $480        $193    $38,901
                                        ==============================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                     June 30
                                        -------------------------------
                                          1996                   1995
                                              (thousands of dollars)
Real Estate Loans.......................          $103,690     $ 90,581
Installment Loans.......................            64,356       60,751
Credit Card Loans.......................             4,240        3,894
Commercial Loans........................           109,837      103,057
                                                  --------   ----------
                                                  $282,123     $258,283
                                                  --------   ----------
Unearned Income.........................               285           71
                                                  --------   ----------
TOTAL LOANS.............................          $281,838     $258,212
                                                  ========   ==========

     Changes in the allowance for loan losses were as follows for the six months ended June 30, 1996 and 1995.


                                                    1996         1995
                                                (thousands of dollars)
Balance, Beginning of Year..............          $  3,516     $  3,430
Provision Charged to Operation..........               247          218
Loans Charged Off.......................              (260)        (230)
Recoveries..............................                25           49
                                                  --------   ----------
Balance, End of Period..................          $  3,528     $  3,467
                                                  ========   ==========

NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at June 30, 1996 and 1995 were $28,021,000 and $21,415,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                           Six Months    Year
                                              Ended      Ended
                                             6-30-96    12-31-95
                                            --------   ---------
Federal Funds Purchased
   Balance at End of Period.............    $  6,900   $     606
   Average during Period................       3,309   $     914
   Maximum Month-end Balance............       6,900   $   7,624
   Average Rate during Period...........        5.83%       5.91%
   Rate at the end of Period............        5.38%       5.23%

Securities Sold Under Agreement to
 Repurchase
   Balance at End of Period.............    $  1,868   $   1,528
   Average during Period................       1,649   $   1,793
   Maximum Month-end Balance............       2,988   $   4,898
   Average Rate during Period...........        5.14%       5.04%
   Rate at the end of Period............        5.20%       5.20%

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                           Six Months ended
                                                June 30
                                           1996          1995
                                      --------------  -----------
Current:                               (In thousands of dollars)
  State.............................         $  100       $  184
  Federal...........................          1,030        1,124
  Deferred Income Taxes.............           (110)         (40)
                                             ------       ------
  TOTAL PROVISION FOR INCOME TAXES..         $1,020       $1,268
                                             ======       ======

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                     June 30,    December 31,
                                                                       1996          1995
ASSETS                                                              (In Thousands of Dollars)
Cash and Due from Banks (All from Subsidiaries)...............      $ 3,173         $ 3,852
Accounts Receivable...........................................          251           1,099
Notes Receivable..............................................          255             255
Investment in Subsidiaries (Equity Basis).....................       34,687          32,799
Premises and Equipment - Net..................................          400             423
Other Assets..................................................          407             794
                                                                    -------         -------
TOTAL ASSETS..................................................      $39,173         $39,222
                                                                    =======         =======

  LIABILITIES
Other Liabilities.............................................          244           1,019
                                                                    -------         -------
TOTAL LIABILITIES.............................................      $   244         $ 1,019
                                                                    -------         -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding: 1,469,670 Shares and 1,469,670 Shares
  at June 30, 1996 and December 31,1995, respectively)........      $ 7,348         $ 7,348
Additional Paid in Capital....................................       10,261          10,261
Undivided Profits.............................................       21,516          20,230
Net Unrealized Gain (Loss) on Securities Available for Sale...         (196)            364
                                                                    -------         -------
TOTAL STOCKHOLDERS EQUITY.....................................      $38,929         $38,203
                                                                    -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................      $39,173         $39,222
                                                                    =======         =======


           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1996

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $    0
  Fees from Subsidiaries............................        588
                                                         ------
TOTAL REVENUE.......................................     $  588
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  687
  Occupancy and Furniture Expense...................        121
  Other Expenses....................................     $  226
                                                         ------
TOTAL EXPENSES......................................     $1,034
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........      ($446)
Income Tax Benefit..................................       (165)
                                                         ------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................      $(281)
Equity in Undistributed Net Income of Subsidiaries..      2,449
                                                         ------

NET INCOME..........................................     $2,168
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1996

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $2,168
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................         53
     Net Amortization of Purchase Accounting Adjustments..         32
     Undistributed Net(Income) Loss on Subsidiaries.......     (2,449)
     Increase(Decrease) Accounts Receivable...............        848
     Accrued Interest Receivable..........................          2
     Other Assets.........................................        353
     Other Liabilities....................................       (610)
     Income Tax Benefit...................................       (165)
                                                               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $  232
                                                               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................       ($29)
                                                               ------
NET CASH USED BY INVESTING ACTIVITIES.....................       ($29)
                                                               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................      ($882)
                                                               ------
NET CASH USED BY FINANCING ACTIVITIES.....................      ($882)
                                                               ------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................      ($679)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............      3,852
                                                               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $3,173
                                                               ======

During the first six months of 1996, Commercial paid $1,493,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first six months of 1996, Commercial's largest source of funds, its deposits, grew $11.1 million or 3.25% from December 31, 1995, to $351.6 million. The increase was in time deposits, which were up 9.27% ($15.2 million). Other categories of deposits declined. Non interest-bearing demand deposits were down $1.0 million (2.23%) and interest bearing demand deposits decreased $1.0 million (2.34%). Savings deposits decreased $2.0 million or 2.39%. The predominant interest for consumers during the first half of 1996 was in time certificates of deposit.

  Commercial increased its use of short-term borrowing by $3.5 million since the year end. Net purchases of funds were $3,948,000 at June 30, 1996, compared to net purchases of $454,000 at year end. Commercial's banks regularly undertake borrowings to accommodate smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. During the first half of 1996 the increase in loans exceeded the growth in deposits. Borrowings were used as an alternative to paying higher rates to attract consumer deposits. During the remainder of the year, deposit growth is expected to exceed growth in loans and investments.

  Cash and due from banks decreased by $0.8 million or 4.68% from December 31, 1995, to June 30, 1996. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, increased significantly during the first half, growing $18.1 million (6.87%) during the period. The volume in all lending areas rose, with consumer and commercial loans experiencing larger increases than real estate or credit card loans.

  The securities being held to maturity decreased $3.6 million or 10.56% from year end. Investments available for sale were reduced by 0.73%, or $392,000. The funds provided by maturing securities were invested into the loan portfolio. It is expected that securities available for sale will continue to exceed the securities being held to maturity. This mix provides the company with greater flexibility than would a predominance of securities being held to maturity.

EARNINGS--SIX MONTHS

  Consolidated net income for the first half of 1996 was 7.55% less than the first half of 1995 ($2,168,000 in 1996, $2,345,000 in 1995). Fully diluted earnings per common share were $1.48 compared to $1.61 for 1996.

  Total interest income increased 2.53% or $380,000 from $15.0 million in 1995
to $15.4 million in 1996.   Total interest expense increased 6.88% or $419,000
from the 1995 level. This resulted in a decrease of 0.44% or $39,000 in net interest income.

  The provision for loan losses was 13.30% more in the first half of 1996 than it was in 1995. The 1996 provision was $247 thousand compared to net loan losses of $235 thousand. In 1995, the first half provision was $218 thousand and there were net charge-offs of $181,000. At June 30, 1996, the reserve for possible loan losses of $3,528,000 was equal to 1.25% of net loans outstanding. This compares with $3,516,000 or 1.33% of net loans outstanding at December 31, 1995.

  Non interest income increased 6.70% from the first half of 1995 to the first half of 1996. Trust department fees were up $62,000, or 19.75%. Service charges and fees grew 10.90% (or $62,000) to $631,000. Other income decreased $34,000 or 8.19% from 1995 to 1996. There was a loss on sale of securities of $3,000 in 1996, compared to $0 in 1995.

  Non-interest expense increased 6.95%, or $444,000 from 1995 to 1996. The major cause of the increase is attributed to employee compensation and benefits, which grew $406,000 or 11.46%. The major part of the increase in employee expense is related to accruals for the company's incentive bonus program. To avoid higher accruals near year-end, the subsidiaries took more of the expense earlier in the year. These increased provisions account for approximately 50% of the increased employee costs. Additionally, two new branches were opened by BancShares' subsidiaries in the last half of 1995. Additional employee costs associated with those branches are included in 1996 expenses, but were not in place during the first half of 1995.

  Occupancy expense was up $25,000 compared to the same period in 1995, and furniture and equipment expense grew $8,000. The costs of the two new branches increased these costs. Together, fixed assets expenses increased $23,000, from a combined total of $844,000 in 1995 to $877,000 in 1996.

  Other operating expense increased $5,000 (0.25%) from the first half of 1995. There were no significant variances in the items included in this category, which amounted to $2,011,000 in 1996, up from $2,006,000 in 1995.

  Net income before taxes was down $425,000 (11.76%) for the 1995 period, and the provision for Federal and state income taxes decreased $248,000 or 19.56%.

EARNINGS--SECOND QUARTER

  Consolidated net income for the second quarter of 1996 was down from the second quarter of 1995. Earnings were $1,160,000 in 1995, down 5.61% from the
$1,229,000 earned in 1995.   Fully diluted earnings per share were $0.79
compared to $0.84 for the 1995 quarter.

  Total interest income increased 1.54% to $7,772,000 from $7,654,000 in 1995. Total interest expense increased 4.36% to $3,255,000 from $3,152,000 in 1995.
As a result, net interest income increased only $15,000 or 0.33% from the second quarter of 1995.

  The provision for loan losses was 6.366% higher during the second quarter of 1996 than it was during the second quarter of 1995. The 1996 provision was $117,000 compared to net losses of $199,000. The 1995 second quarter provision was $110,000 compared to net charge-offs of $181,000.

  Non interest income increased 1.63% from 1995 to 1996.   Trust department
income experienced an increase of $16,000 (9.20%) from the second quarter 1995. Services charges and fees were up $128,000 or 60.66% from the second quarter of 1995, and other income decreased $126,000 or 36.00%. The 1995 quarter included gains on the sale of loans, but there were no sales in 1996.

  Non-interest expense was up 5.27% ($170,000) from the second quarter of 1995. Employee compensation and benefits increased by 12.59%, or $219,000, due to increased incentive bonus accruals and additional personnel for new branch operations. Occupancy expense increased $8,000 (4.02%) while furniture and equipment increased $1,000 (0.41%). All other operating expenses decreased $58,000 (5.57%).

  Net income before taxes was down $150,000 (7.89%) and the provision for Federal and state income taxes decreased $81,000 (12.04%) from 1995.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $678,000 at June 30, 1996, a decrease of $143,000 (17.42%) from December 31, 1995. Loans past due 90 days or more and still accruing totaled $268,000 on June 30, 1996, down $722,000 (72.93%) from year end totals. Restructured loans totaled $2,044,000 at the end of the second quarter of 1996, compared to $1,399,000 at year end.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the first six months of 1996 was 3.25%, or an increase of $11,056,000. Time deposits, a prime component of core deposit relationships, grew $15.2 million, a 9.27% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Two of Commercial's subsidiary banks, including the largest, are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 19.44% of the total securities portfolio.


CAPITAL
   During the first six months of 1996, Commercial increased it stockholders' equity by $726,000 (1.90%), bringing the balance at June 30, 1996, to $38.9 million or, 9.66% of total assets. The increase was from internal capital growth. Undivided profits grew $1,286,000, but net unrealized losses on securities available for sale reduced equity by $560,000.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of June 30, 1996, Commercial's Tier 1 ratio of 13.86% and combined Tier 1 and Tier 2 ratio of 15.11% exceed the requirements of 4% and 8%, respectively. Additionally, Commercial's ratios of primary capital to total adjusted assets of 9.33% and total capital to total adjusted assets of 10.17% exceed the final requirements that became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 5. Other Information

     On June 27, 1996, the common stock of Commercial BancShares, Incorporated, opened for trading on the American Stock Exchange. The first trade was 100 shares at $37 per share. The stock trades under the symbol, "CWV."

Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended June 30, 1996.

     The following exhibit is included herein: Exhibit 27--Financial Data
Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
                Date: August  12, 1996
                      ----------------   ----------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
                 Date: August 12, 1996
                      ----------------   ----------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer