Form 10-Q
period 1996-09-30
COMMERCIAL BANCSHARES INC /WV/
filed 1996-11-14
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the period ended September 30, 1996
                         ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from            to
                                  ------------   ----------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                            --     --
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $5.00 par value--1,469,670 shares as of November 8, 1996

                      COMMERCIAL BANCSHARES, INCORPORATED
                                 ("Commercial")

                                     INDEX


Part I Financial Information

                                                                Page No.
Condensed Consolidated Balance Sheet as of September 30, 1996
and December 31, 1995...........................................  3

Condensed Consolidated Statement of  Income for
Nine Months and Three Months ended September 30, 1996 and 1995..  4

Condensed Statement of Changes in Stockholders
Equity for Nine months ended September 30, 1996.................  5

Consolidated Statement of Cash Flows for the Nine
Months ended September 30, 1996 and 1995........................  6

Notes to Condensed Consolidated Financial Statements............  7-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................  11-12

Part II Other Information.......................................  13

Signatures......................................................  13


                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                                 September 30,  Dec. 31,
                                                                     1996        1995
                                                                   --------     --------
                                                                   (unaudited)     *
Cash and Due from Banks........................................     $ 21,392    $ 16,743
Interest-Bearing Demand Deposits with Other Banks..............          585         686
Interest-Bearing Deposits in Banks.............................            0          99
Federal Funds Sold.............................................        2,200       1,680
Investment Securities:
  Held to Maturity, at Amortized Costs.........................       28,316      34,058
   (Market Value: $31,626  and $34,675)
  Available for Sale, at Market Value..........................       50,440      53,366
Loans - net of unearned discount...............................      290,760     263,731
LESS:  Reserve for Losses......................................     (  3,585)     (3,516)
Premises and Equipment.........................................        8,949       8,585
Notes Receivable...............................................          249         255
Accrued Interest Receivable....................................        2,705       2,760
Foreclosed Properties - Net....................................        1,336       1,652
Other Assets...................................................        6,107       5,557
                                                                    --------    --------
  TOTAL ASSETS.................................................     $409,454    $385,656
                                                                    ========    ========


                            LIABILITIES AND CAPITAL

Deposits:
  Demand - Non-Interest Bearing................................     $ 50,868   $ 46,629
  Demand - Interest Bearing....................................       46,360     44,577
  Savings......................................................       81,406     85,673
  Time Deposits................................................      178,719    163,705
                                                                    --------   --------
TOTAL DEPOSITS.................................................     $357,353   $340,584
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................        8,244      2,134
Accrued Interest Payable.......................................        1,155      1,217
Other Liabilities..............................................        2,915      3,518
                                                                    --------   --------
TOTAL LIABILITIES..............................................     $369,667   $347,453
                                                                    --------   --------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None.........................................     $      0   $      0
  Common Stock (Par Value $5.00)
     Outstanding: 1,469,670 shares and 1,469,670 shares........        7,348      7,348
  Additional Paid In Capital...................................       10,261     10,261
  Undivided Profits............................................       22,251     20,230
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..          (73)       364
                                                                    --------   --------
  TOTAL SHAREHOLDERS' EQUITY...................................     $ 39,787   $ 38,203
                                                                    --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................     $409,454   $385,656
                                                                    ========   ========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                             (In thousands of dollars except for per share data)
                                                Nine Months Ended          Three Months Ended
                                                   September 30                September 30
                                                1996         1995           1996          1995
                                               -----         ----           ----          ----
INTEREST INCOME
  Interest and Fees on Loans...............   $19,182       $18,366         $ 6,592       $6,229
  Interest and Dividends on Securities.....     3,934         3,893           1,287        1,324
  Interest on Federal Funds Sold...........       216           447              79          169
  Interest on Notes Receivable.............         0            12               0            0
  Interest on Time Deposits with Other
    Banks..................................        36            29              11            6
                                              -------       -------         -------       ------
  TOTAL INTEREST INCOME....................   $23,368       $22,747           7,969       $7,728
                                              -------       -------         -------       ------

INTEREST EXPENSE
  Interest on Deposits.....................   $ 9,712       $ 9,025         $ 3,295      $3,166
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase............................       206           332             110           97
                                              -------       -------         -------       ------
  TOTAL INTEREST EXPENSE...................   $ 9,918       $ 9,357         $ 3,405       $3,263
                                              -------       -------         -------       ------

  NET INTEREST INCOME......................   $13,450       $13,390         $ 4,564       $4,465

Provision for Loan Losses..................       358           329             111          111

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................   $13,092       $13,061          $4,453       $4,354

OTHER INCOME
  Trust Department Income..................       558           483             182          169
  Service Charges and Fees.................       957           875             326          306
  Security Gains...........................        23             0              26            0
  Other Income.............................       975           639             594          224
                                              -------       -------         -------       ------
     Total Other Income....................     2,513         1,997           1,128          699

OTHER EXPENSES
  Employee Compensations & Benefits........   $ 5,856       $ 5,491         $ 1,908       $1,949
  Occupancy Expense
     (Net of Rental Income)................       656           593             222          184
  Furniture and Equipment..................       682           683             239          248
  Other Operating Expenses.................     3,391         2,923           1,380          917
                                              -------       -------         -------       ------
     Total Other Expenses..................    10,585         9,690           3,749        3,298

     INCOME BEFORE APPLICABLE
       INCOME TAXES........................   $ 5,020       $ 5,368         $ 1,832       $1,755
Applicable Income Taxes....................     1,676         1,830             656          562
                                              -------       -------         -------       ------

  NET INCOME...............................   $ 3,344       $ 3,538         $ 1,176       $1,193
                                              =======       =======         =======       ======


NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS........................   $ 3,344       $ 3,538         $ 1,176       $1,193

EARNINGS PER SHARE DATA:
  Primary..................................     $2.28         $2.42            $.80         $.81
  Fully Diluted............................      2.28          2.42             .80          .81
  Cash Dividends Declared..................       .90           .84             .30          .28

The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1996
                                  (unaudited)

                                                                      (in thousands
                                                                       of dollars)


Convertible Preferred stock (43,328 Shares authorized):

  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 7,348
                                                                        -------
Balance at end of period - 1,469,670 Shares Issued
  and Outstanding at September 30, 1995............................     $ 7,348
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $10,261
                                                                        -------
Balance at End of Period...........................................     $10,261
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $20,230
Net Income.........................................................       3,344
Cash Dividend Declared on Common Stock.............................      (1,323)
                                                                        -------
Balance at End of Period...........................................     $22,251
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $   364
Change in Unrealized Gain (Loss) on Securities Available for Sale..        (437)
                                                                        -------
Balance at End of Period...........................................         (73)
                                                                        -------
Total Shareholders' Equity.........................................     $39,787
                                                                        =======

The accompanying notes are an integral part of these statements.

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               (In thousands of dollars)
                                                                   Nine Months Ended
                                                                      September 30
                                                                   1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................  $   3,344   $  3,538
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................        645        607
     Provision for Loan Loss.................................        358        329
     Investment Amortization - Net...........................        105        182
     Other - Net.............................................         26
     Realized Investment Securities (Gains) Losses...........        (23)         1
     (Gain) Loss on Sale of Capitalized Assets...............          2         (7)
     (Gain) Loss on Sale of Other Real Estate Owned..........       (392)       (15)
     Income Tax Benefit......................................       (207)      (215)
     Provision for Deferred Taxes............................       (200)       (34)
     Purchase Adjustments....................................         49
     (Increase) Decrease:
       Accrued Interest Receivable...........................         55       (298)
       Other Assets..........................................       (485)      (293)
     Increase (Decrease):
       Accrued Interest Payable..............................        (62)       357
       Other Liabilities.....................................       (379)      (606)
                                                               ---------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................  $   2,810   $  3,572
                                                               ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Short Term Investments..........  $    (520)  $ (3,095)
  Net (Increase) Decrease in Interest bearing Time Deposits..                    99
  Proceeds from Maturities of Securities Held to Maturity....      6,383      6,691
  Proceeds from Maturities of Securities Available for Sale..     18,809     12,994
  Proceeds from Sales of Securities Held to Maturity.........      1,000      1,101
  Proceeds from Sales of Securities Available for Sale.......                   674
  Purchases of Securities Held to Maturity...................     (2,932)    (5,210)
  Purchases of Securities Available for Sale.................    (15,982)   (17,499)
  Net (Loans Originated) Principal Collected.................    (27,769)    (6,418)
  Proceeds from Sale of Other Real Estate Owned..............      1,432        322
  Proceeds from Sale of Capitalized Assets...................         31          7
  Capital Expenditures.......................................     (1,041)    (1,937)
                                                               ---------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................  $ (19,818)   (13,044)
                                                               ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................  $  16,769   $ 12,939
  Net Increase (Decrease) in Short Term Borrowings...........      6,110     (3,731)
  Proceeds from Sale of Treasury Stock.......................                   317
  Payment for Fractional Shares..............................          0         (1)
  Dividends Paid.............................................     (1,323)    (1,227)
                                                               ---------   --------
  FINANCING ACTIVITIES.......................................  $  21,556   $  8,297
                                                               ---------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................  $   4,548   $ (1,175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............     17,429     16,627
                                                               ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................  $  21,977   $ 15,452
                                                               =========   ========

During the first nine months of 1996 and 1995, the Corporation paid $9,744,000 and $8,668,000, respectively, in interest on deposits and other borrowings and $2,170,000 and $1,956,000, respectively, for income taxes.

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

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2:  INVESTMENT SECURITIES
          The book value and approximate market value of investment securities as of September 30, 1996 and 1995, are as follows:

                                        ----------------------------------------------
                                                       September 30, 1996
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $11,347        $ 25        $157    $11,215
          Collateralized Mortgage             3,380          16           6      3,390
           Obligations
          Other Treasury and Agency          32,964         201         167     32,998
           Securities
Obligations of States and their                 950          32           5        977
 Subdivisions
Corporate Debt Securities                        93                                 93
Equity Securities                             1,834           3          70      1,767
                                        ----------------------------------------------
          TOTAL                             $50,568        $277        $405    $50,440
                                        ==============================================

          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $    12                            $    12
          Collateralized Mortgage                 0                                  0
           Obligations
          Other Treasury and Agency          17,049          76          98     17,027
           Securities
Obligations of States and their              11,207         292          14     11,485
 Subdivisions
Corporate Debt Securities                        48                                 48
                                        ----------------------------------------------
          TOTAL                             $28,316        $368        $112    $28,572
                                        ==============================================

                                        ----------------------------------------------
                                                       September 30, 1995
                                        ----------------------------------------------
                                                     (Thousands of Dollars)
                                                       Gross       Gross     Aggregate
                                          Amortized  Unrealized  Unrealized    Fair
                                            Cost       Gains       Losses      Value
                                          ---------  ----------  ----------  ---------
          Available for Sale
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $ 5,856        $ 22        $ 76    $ 5,802
          Collateralized Mortgage             4,943          35           3      4,975
           Obligations
          Other Treasury and Agency          37,571         457         186     37,842
           Securities
Obligations of States and their                   0                                  0
 Subdivisions
Corporate Debt Securities                       124                                124
Equity Securities                             1,385                      61      1,324
                                        ----------------------------------------------
          TOTAL                             $49,879        $514        $326    $50,067
                                        ==============================================
          Held to Maturity
U.S. Treasury and Government Agency
 Securities:
          Mortgage Backed Securities        $   200                            $   200
          Collateralized Mortgage                 0                                  0
           Obligations
          Other Treasury and Agency          23,074         259          78     23,255
           Securities
Obligations of States and their              13,106         330           3     13,433
 Subdivisions
Corporate Debt Securities                       231           7           2        236
                                        ----------------------------------------------
          TOTAL                             $36,611        $596        $ 83    $37,124
                                        ==============================================

NOTE 3:  LOANS
          Major classifications of loans are summarized as follows:


                                                September 30
                                           ----------------------
                                               1996        1995
                                           (thousands of dollars)
Real Estate Loans........................    $107,295      $ 93,359
Installment Loans........................      65,238        60,986
Credit Card Loans........................       3,805         4,089
Commercial Loans.........................     114,627       105,366
                                             --------      --------
                                             $290,965      $263,800
                                             --------      --------
Unearned Income..........................         205           633
                                             --------      --------
TOTAL LOANS..............................    $290,760      $263,167
                                             ========      ========

          Changes in the allowance for loan losses were as follows for the nine months ended September 30, 1996 and 1995.


                                                1996        1995
                                             (thousands of dollars)
Balance, Beginning of Year...............    $  3,516      $  3,430
Provision Charged to Operation...........         358           329
Loans Charged Off........................        (338)         (276)
Recoveries...............................          49            62
                                             --------      --------
Balance, End of Period...................    $  3,586      $  3,545
                                             ========      ========

NOTE 4:  DEPOSITS
          Time deposits in denominations of $100,000 or more at September 30, 1996 and 1995 were $27,128,000 and $22,484,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
          Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
          The details of these classifications for the dates indicated are as follows:

                                            Nine Months    Year
                                               Ended      Ended
                                              9-30-96    12-31-95
                                             --------   ---------
Federal Funds Purchased
     Balance at End of Period............    $  5,300   $     606
     Average during Period...............       4,404   $     914
     Maximum Month-end Balance...........       6,325   $   7,624
     Average Rate during Period..........       6.24%       5.91%
     Rate at the end of Period...........      5.875%       5.23%

Securities Sold Under Agreement to
 Repurchase
     Balance at End of Period............    $  2,944   $   1,528
     Average during Period...............       1,724   $   1,793
     Maximum Month-end Balance...........       2,944   $   4,898
     Average Rate during Period..........        4.81%       5.04%
     Rate at the end of Period...........        5.11%       5.20%

NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                           Nine Months ended
                                             September 30
                                           1996          1995
                                      --------------  -----------
Current:                               (In thousands of dollars)
  State.............................         $  237       $  235
  Federal...........................          1,639        1,683
  Deferred Income Taxes.............           (200)         (89)
                                             ------       ------
  TOTAL PROVISION FOR INCOME TAXES..         $1,676       $1,829
                                             ======       ======

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                   September 30,  December 31,
                                                                       1996          1995
ASSETS                                                             (In Thousands of Dollars)
Cash and Due from Banks (All from Subsidiaries)...............       $ 3,862       $ 3,852
Investment Securities - Available for Sale, at Market Value...           449
Accounts Receivable...........................................           337         1,099
Notes Receivable..............................................           249           255
Investment in Subsidiaries (Equity Basis).....................        34,336        32,799
Premises and Equipment - Net..................................           420           423
Other Assets..................................................           461           794
                                                                      ------       -------
TOTAL ASSETS..................................................       $40,114       $39,222
                                                                     =======       =======

  LIABILITIES
Other Liabilities.............................................           327         1,019
                                                                     -------       -------
TOTAL LIABILITIES.............................................       $   327       $ 1,019
                                                                     -------       -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding: 1,469,670 Shares and 1,469,670 Shares
  at September 30, 1996 and December 31, 1995, respectively)...      $ 7,348       $ 7,348
Additional Paid in Capital....................................        10,261        10,261
Undivided Profits.............................................        22,251        20,230
Net Unrealized Gain (Loss) on Securities Available for Sale...           (73)          364
                                                                     -------       -------
TOTAL STOCKHOLDERS EQUITY.....................................       $39,787       $38,203
                                                                     -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY.....................       $40,114       $39,222
                                                                     =======       =======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 1996

                                (In thousands)
REVENUE
  Dividend from Subsidiary Banks..............................        $1,942
  Fees from Subsidiaries......................................           895
  Other Income................................................             2
                                                                      ------
TOTAL REVENUE.................................................        $2,839
                                                                      ------
EXPENSES
  Employee Compensation and Benefits..........................        $  979
  Occupancy and Furniture Expense.............................           181
  Other Expenses..............................................        $  523
                                                                      ------
TOTAL EXPENSES................................................        $1,683
                                                                      ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries....................        $1,156
Income Tax Benefit............................................          (211)
                                                                      ------

Income before Equity in Undistributed
  Net Income of Subsidiaries..................................        $1,367
Equity in Undistributed Net Income of Subsidiaries............         1,977
                                                                      ------

NET INCOME....................................................        $3,344
                                                                      ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1996

                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $  3,344
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................           80
     Net Amortization of Purchase Accounting Adjustments..           48
     Undistributed Net(Income) Loss on Subsidiaries.......       (1,977)
     Increase(Decrease) Accounts Receivable...............          762
     Accrued Interest Receivable..........................            5
     Provision for Deferred Taxes.........................           (4)
     Other Assets.........................................          273
     Other Liabilities....................................         (468)
     Income Tax Benefit...................................         (207)
                                                               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $  1,856
                                                               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Investments Available for Sale.............     $   (446)
  Capital Expenditures....................................          (77)
                                                               --------
NET CASH USED BY INVESTING ACTIVITIES.....................     $   (523)
                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................     $ (1,323)
                                                               --------
NET CASH USED BY FINANCING ACTIVITIES.....................     $ (1,323)
                                                               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................     $     10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............        3,852
                                                               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $  3,862
                                                               ========

During the first nine months of 1996, Commercial paid $2,170,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS
          During the first nine months of 1996, Commercial's largest source of funds, its deposits, grew $16.8 million or 4.92% from December 31, 1995, to $357.4 million. The increase was in demand and time deposits. The predominant increase was in time deposits, which were up 9.17% ($15.0 million). Non-interest bearing demand deposits were up $4.2 million (9.09%) and interest bearing demand deposits grew $1.8 million (4.00%). Savings deposits decreased $4.2 million or 4.98%.
          Commercial increased its use of short-term borrowing by $6.1 million since the year end. Net purchases of funds were $3,930,000 at September 30, 1996, compared to net purchases of $454,000 at year end. Commercial's banks regularly undertake borrowings to accommodate smaller correspondent banks and in such cases those funds are ordinarily invested in federal funds sold. During the first nine months of 1996 the increase in loans exceeded the growth in deposits. Borrowings were used as an alternative to paying higher rates to attract consumer deposits. During the remainder of the year, deposit growth is expected to match the growth in loans and investments.
          Cash and due from banks increased by $4.7 million or 27.89% from December 31, 1995, to September 30, 1996. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.
          Commercial's largest use of funds, lending, increased significantly during the first three quarters, growing $27.0 million (10.25%) during the period. The volume in all lending areas, except credit cards, rose, with real estate and commercial loans experiencing larger increases than installment loans.
          The securities being held to maturity decreased $5.7 million or 16.86% from year end. Investments available for sale were reduced by 5.48%, or $2,926,000. The funds provided by maturing securities were invested into the loan portfolio. It is expected that securities available for sale will continue to exceed the securities being held to maturity. This mix provides the company with greater flexibility than would a predominance of securities being held to maturity.

EARNINGS--NINE MONTHS
          Consolidated net income for the first nine months of 1996 was 5.48% less than the comparable period of 1995 ($3,344,000 in 1996, $3,538,000 in 1995). Fully diluted earnings per common share were $2.28 compared to $2.42 for 1995.
          Total interest income increased 2.73% or $621,000 from $22.7 million in 1995 to $23.4 million in 1996. Total interest expense increased 6.00% or $561,000 from the 1995 level. This resulted in an increase of 0.45% or $60,000 in net interest income.
          The provision for loan losses was 8.81% more in the first nine months of 1996 than it was in 1995. The 1996 provision was $358 thousand compared to net loan losses of $289 thousand. In 1995, the first nine months provision was $329 thousand and there were net charge-offs of $214,000. At September 30, 1996, the reserve for possible loan losses of $3,586,000 was equal to 1.23% of net loans outstanding. This compares with $3,516,000 or 1.33% of net loans outstanding at December 31, 1995.
          Non interest income increased 25.84% from the first nine months of 1995 to the first nine months of 1996. Trust department fees were up $75,000, or 15.53%. Service charges and fees grew 9.37% (or $82,000) to $957,000. Other income increased $336,000 or 52.58% from 1995 to 1996. Gain on the sale of other real estate comprised most of the increase in other income. There was a gain resulting from called securities which amounted to $23,000 in 1996, compared to $0 in 1995.
          Non-interest expense increased 9.24%, or $895,000 from 1995 to 1996. The significant increases were in employee compensation and benefits (which grew $365,000 or 6.65%) and other operating expenses (which increased $468,000 or 16.01%). Two new branches were opened by BancShares' subsidiaries in the last six months of 1995, one during the last quarter. Additional employee costs associated with those branches are included in 1996 expenses, but were not in place during the first several months of 1995. Higher expenditures for marketing, stationery and supplies and postage, as well as a sizable donation caused the increase in other operating expenses.
          Occupancy expense was up $63,000 compared to the same period in 1995, and furniture and equipment expense decreased $1,000. The costs of the two new branches were somewhat offset by a reduction in depreciation for equipment that completed its useful life. Together, fixed assets expenses increased $62,000, from a combined total of $1,276,000 in 1995 to $1,338,000 in 1996, a 4.86%
increase.
          Net income before taxes was down $348,000 (6.48%) compared to the 1995 period, and the provision for Federal and state income taxes decreased $154,000 or 8.42%.

EARNINGS--THIRD QUARTER
          Consolidated net income for the third quarter of 1996 was down slightly from the third quarter of 1995. Earnings were $1,176,000 in 1996, down 1.42% from the $1,193,000 earned in 1995. Fully diluted earnings per share were $0.80 compared to $0.81 for the 1995 quarter.
          Total interest income increased 3.12% to $7,969,000 from $7,728,000 in 1995. Total interest expense increased 4.35% to $3,405,000 from $3,263,000 in 1995. As a result, net interest income increased $99,000 or 2.22% from the third quarter of 1995.
          The provision for loan losses was the same as the third quarter of 1995. The 1996 provision was $111,000 compared to net losses of $78,000. The 1995 third quarter provision was $111,000 compared to net charge-offs of $33,000.
          Non interest income increased 61.37% from 1995 to 1996. Trust department income experienced an increase of $13,000 (7.69%) from the third quarter 1995. Services charges and fees were up $20,000 or 6.54% from the third quarter of 1995, and other income rose $370,000 or 165.18%. The sale of other real estate resulted in a sizable gain during the third quarter of 1996. Securities gains of $26,000 occurred when one issue was called during the quarter.
          Non-interest expense was up 13.67% ($451,000) from the third quarter of 1995. Employee compensation and benefits decreased by 2.10%, or $41,000. Occupancy expense increased $38,000 (20.65%) while furniture and equipment decreased $9,000 (3.63%). All other operating expenses increased $463,000 (50.49%). Charitable contributions, marketing, postage and stationery and supplies contributed to the growth.
          Net income before taxes was up $77,000 (4.39%) and the provision for Federal and state income taxes increased $94,000 (16.73%) from 1995.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
          The principal amount of nonaccrual loans was $654,000 at September 30, 1996, a decrease of $167,000 (20.34%) from December 31, 1995. Loans past due 90 days or more and still accruing totaled $350,000 on September 30, 1996, down $640,000 (64.64%) from year end totals. Restructured loans totaled $2,005,000 at the end of the third quarter of 1996, compared to $1,399,000 at year end.

LIQUIDITY
          BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the first nine months of 1996 was 4.92%, or an increase of $16,769,000. Time deposits, a prime component of core deposit relationships, grew $15.0 million, a 9.17% increase. Deposits promise to continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Four of Commercial's subsidiary banks, including the largest, are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.
          Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 17.50% of the total securities portfolio.

CAPITAL
          During the first nine months of 1996, Commercial increased it stockholders' equity by $1,584,000 (4.15%), bringing the balance at September 30, 1996, to $39.8 million or, 9.72% of total assets. The increase was from internal capital growth. Undivided profits grew $2,021,000, but net unrealized losses on securities available for sale reduced equity by $437,000.
          In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of September 30, 1996, Commercial's Tier 1 ratio of 14.32% and combined Tier 1 and Tier 2 ratio of 15.57% exceed the requirements of 4% and 8%, respectively. Additionally, Commercial's ratios of primary capital to total adjusted assets of 9.68% and total capital to total adjusted assets of 10.52% exceed the final requirements that became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

          The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.


Item 6. Exhibits and Reports on Form 8-K

          On September 11, 1996, Form 8-K was filed with the Securities and Exchange Commission. It announced the declaration of a dividend distribution of one Right for each outstanding share of common stock of record at the close of business on August 30, 1996.

          The following exhibit is included herein: Exhibit 27--Financial Data Schedule


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
              Date: November  13, 1996   ----------------------------------
                    ------------------   William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
              Date: November 13, 1996    ----------------------------------
                    -----------------    Larry G. Johnson
                                         Secretary-Treasurer