Form 10-K
period 1996-12-31
COMMERCIAL BANCSHARES INC /WV/
filed 1997-03-28
CIK 726738

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996.
                                       OR
[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED].
For the transition period from           to           .
                              -----------   ----------
Commission file number 1-11791

                      COMMERCIAL BANCSHARES, INCORPORATED
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

        West Virginia                                  55-0622108
        -------------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     415 Market Street
 Parkersburg, West Virginia                               26101
---------------------------                               -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (304) 424-0300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
Common Stock, Par Value $5.00 per share          American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X . No    .
                                               ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sale price on the American Stock Exchange on March 24, 1997,: Common Stock, $5.00 par value -$47,135,576
                  ------------------------------------------

The number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1997: Common Stock, $5.00 par value - 1,616,187 shares
                             ------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the annual shareholders meeting to be held May 14, 1997 are incorporated by reference into Part III.

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

                      Commercial Banking and Trust Company
     CB&T was chartered as a West Virginia Banking Corporation on August 18, 1903, and opened its doors on the corner of Third Street and Court Square, Parkersburg, West Virginia. CB&T remained in its original location until January, 1916, when it acquired the assets of the Parkersburg Banking and Trust Company and moved to its present location at 415 Market Street, Parkersburg, West Virginia. On December 10, 1984 it opened a branch in Mineral Wells, West Virginia. On September 29, 1986 a second branch was opened on Grand Central Avenue in Vienna, West Virginia. It was enlarged and remodeled extensively during 1995. A third branch was opened at 2107 Pike Street, Parkersburg, West Virginia on May 8, 1989. In 1996, the West Virginia Division of Banking authorized CB&T to open a branch on West Virginia State Route 47 near West Virginia University--Parkersburg. Construction on that facility has not been started.
     CB&T provides a complete range of financial services to both retail and commercial customers. Additionally, CB&T has full trust powers and provides a wide variety of those services to individuals, corporations, foundations and others.

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

                               The Community Bank
     Community was organized and chartered as a West Virginia banking corporation on September 30, 1936. It is located at 112 Collins Avenue, Pennsboro, West Virginia and operates a drive-through facility on Masonic Avenue, also in Pennsboro. A new branch is under construction in Ellenboro, West Virginia. Community offers a wide range of financial services to retail and commercial customers in its local area, although it does not offer trust or correspondent banking services.

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

                                   Employees
     As of December 31, 1996, Commercial and its subsidiaries had 223 full-time equivalent employees.

                                  Competition
     The primary market area of Commercial and its subsidiaries includes Wood, Wirt, Jackson, Tyler, Wetzel and Ritchie Counties in West Virginia, and Washington County, Ohio, with a secondary market area including Pleasants and Wirt Counties in West Virginia and Monroe, Noble, Meigs, Morgan and Athens Counties in Ohio.
     As of June 30, 1996, the most recent date for which branch data is available, there were seven banks with 22 locations in Wood County. They reported total deposits of $927,847,000 in the county. CB&T ranked second among the banks with 16.73% of the total bank deposits. In addition there was one savings bank office located in the county and 13 federal credit unions. Total deposits of all institutions in the county were reported at $1,164,914,000.
CB&T ranked second among all institutions with 13.32% of the total deposits.
     Community is second largest and F&M is the third largest of the five banks with offices in Ritchie County. Community has 21.61% and F&M has 17.25% of the $82,719,000 in bank deposits in the county. There are no non-bank financial institutions in Ritchie County. The two subsidiaries of Commercial combined held 38.86% of the total deposits for the county.
     Five banks had 8 offices located in Jackson County on June 30, 1996, with total bank deposits of $266,135,000. Jackson ranked fourth among the banks, with 19.66% of the bank deposits. In addition to the banks, there is one savings and loan association and one federal credit union located in Jackson County, and total deposits for all financial institutions totaled $287,796,000 at June 30. Jackson ranked fourth among all institutions with 18.18% of the total deposits.
     The principal market area of both Union and Paden City is the Tyler County and Wetzel County, West Virginia, market. The banking business in the Tyler/Wetzel County market area is highly competitive. As of June 30, 1996, Union was the third largest of the seven commercial banks with offices in Tyler and Wetzel County, and its deposits were approximately 16.07% of that total two-county commercial bank market. Paden City's deposits were 14.05% of the market, and it was the fourth largest bank. Combined, the two subsidiaries of Commercial held 30.13% of the total commercial bank deposits in the Tyler/Wetzel County market. Three thrift institutions and two federal credit unions also operate in the market, and combined deposits of all institutions amounted to $355,806,000 as of June 30, 1996. Union and Paden City held 17.53% of all deposits for the market.
     As of June 30, 1995, there were nine banks located in Washington County with total deposits of $743,693,000. The Dime Bank is the fifth largest of the nine and holds 5.2% of the total bank deposits. The nine banks operate at nineteen offices within Washington County. In addition to the commercial banks, there are two savings and loan associations located in Washington County. The Dime Bank is the sixth largest financial institution and held 4.46% of all deposits in the county.
     The comparisons made above are not indicative of the highly competitive nature of the financial services industry, where many of the providers are less regulated and are not subject to the same public reporting requirements as banks or bank holding companies. Commercial's banks also compete with other financial service providers such as money market and other mutual funds, finance companies, and a variety of financial service and advisory companies, including those marketed by direct mail. In addition, personal and corporate trust and investment services are offered by insurance companies, investment counseling firms and other business firms and individuals. Despite this high level of competition for deposits, loans and services from several sources, Commercial's banks continue to attract customers who seek personal service provided by local residents at convenient locations.

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

Item 2.    PROPERTIES

     The principal executive offices of CB&T and Commercial are located at 415 Market Street, Parkersburg, West Virginia. This building, a 3-story bank and office building, is owned by CB&T. During 1984, CB&T constructed a branch office in Mineral Wells, West Virginia. The branch is one and one-half stories with a full basement. During 1986, CB&T constructed a branch office in Vienna, West Virginia, on leased property. During 1996, CB&T purchased price option.
In 1995, CB&T expanded the building and relocated its drive-in lanes and parking lot onto adjacent property it had previously purchased. The building is a one-story masonry structure with attached drive-in lanes. CB&T also leases a two-story bank building on Pike Street in Parkersburg, where it operates a branch with attached drive-in lanes.
     Jackson owns and occupies a modern two-story masonry bank building at the intersection of Wall Street with State Route 68 on the edge of downtown Ravenswood, West Virginia. During 1995, Jackson leased a supermarket banking facility on U.S. Route 33 in Ripley, West Virginia, where it operates a branch.
     F&M owns and occupies modern bank buildings in Harrisville and Cairo, West Virginia. The office in Cairo was built in 1974 and is a one-story brick building in colonial style. The Harrisville office is a one-story building of brick construction built in 1971 and remodeled in 1984. In 1988 an addition was made as well as some remodeling.
     Dime's main offices are located at 200 Putnam Street in Marietta, Ohio in an eight-story office building. One-half of the building was constructed in the late 1800's and the other half in the early 1900's. There have been several remodelings. Each floor of the building contains approximately 3,200 square feet. The drive-in facility at Second and Butler Streets was constructed for that purpose in 1974 and has the capacity for four lanes. The site includes an employee parking lot and an automated teller machine. The Devola branch of Dime was constructed in 1981 as a full-service branch, but the bank presently operates a drive-in facility only on the half-acre site. During 1995 a new full-service branch was built in Barlow, Ohio, at the intersection of Ohio State Routes 550 and 339. The one story brick and masonry structure has attached drive-in lanes and an automated teller machine.
     The current principal office of Union is located at Fair and Dodd Streets in Middlebourne, West Virginia. It was constructed in 1977, with a major remodeling in 1984 Property adjacent to the building is owned by the bank and used for employee and customer parking. Union also owns and operates a facility referred to as the Sistersville Office located at 700 Wells Street in Sistersville, West Virginia. It was built in 1978. Union also owns two pieces of property on Wells Street in Sistersville that it uses for employee parking.
     Community's principal office is located at 112 Collins Avenue in Pennsboro, West Virginia. It is approximately 60 years old, but has had considerable renovation. Community also operates a drive-through facility on Masonic Avenue constructed in the late 1970's. Both of these properties are owned by Community. In addition, Community owns three lots used for employee and customer parking. Property was purchased in Ellenboro, West Virginia, in 1996. The land, near U.S. Route 50 and State Route 16, is intended for use as the site of a future branch.
     The principal office of Paden City, built in 1977, is located at Fourth and Main Streets on State Route 2 in Paden City, West Virginia. Paden City owns this building and adjacent lots which are used for employee and customer parking. Paden City also owns a branch facility, referred to as the Steelton Financial Center, which is located on State Route 2 in New Martinsville, West Virginia. The land on which this facility was built is leased by Paden City.
     In addition to the banking buildings, CB&T, Jackson, F&M, Union, Paden City, Community, and Dime own other real properties which, when considered in the aggregate, are not material to their operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None




Part II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Page 35 of the 1996 Annual Report to shareholders is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

     Page 1 of the 1996 Annual Report to shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the related comments in the President's letter are included on pages 2 and 3 and 27 to 34 of the 1996 Annual Report to shareholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent accountants and consolidated financial statements are included on pages 4 through 26 of the 1996 Annual Report to shareholders.
     Quarterly Results of Operations for the year ended December 31, 1996, included on page 26 of the 1996 Annual Report to shareholders are incorporated herein by reference.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III
--------

     The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since Commercial intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1996.

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements
          (2)  Financial Statement Schedules
                    The response to this portion of Item 14 is submitted as a separate section of this report.
          (3)  Listing of Exhibits
                    The response to this portion of Item 14 is submitted as a separate section of this report.

     (b)       Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended December 31, 1996.
     (c)       Exhibits
                    The response to this portion of Item 14 is submitted as a separate section of this report.
     (d)       Financial Statement Schedules
                    None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              COMMERCIAL BANCSHARES, INCORPORATED
                              -----------------------------------
                              (Registrant)


                            By: /s/ William E. Mildren, Jr.    3/26/97
                            ------------------------------------------
                              William E. Mildren, Jr.
                              Chairman, President and
                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William E. Mildren, Jr.  3/26/97    /s/ Larry G. Johnson            3/26/97
------------------------------------    ---------------------------------------
William E. Mildren, Jr.                 Larry G. Johnson
Chairman, President and                 Executive Vice President and
Chief Executive Officer                 Chief Financial Officer

/s/ Bruce Bingham        3/27/97        /s/ Jack F. Poe                 3/27/97
------------------------------------    ---------------------------------------
Bruce Bingham                           Jack F. Poe
Director                                Director

                                        /s/ Robert E. Richardson        3/26/97
------------------------------------    ---------------------------------------
Frank L. Christy                        Robert E. Richardson
Director                                Director

/s/ A. Vernon Criss, III 3/27/97        /s/ W. S. Ritchie, Jr.          3/27/97
------------------------------------    ---------------------------------------
A. Vernon Criss, III                    W.S. Ritchie, Jr.
Director                                Director


                                        /s/ Susan S. Ross               3/26/97
------------------------------------    ---------------------------------------
Gary R. Davis                            Susan S. Ross
Director                                 Director

Wilson Davis                            /s/ Donald L. Scothorn          3/26/97
------------------------------------    ---------------------------------------
Director                                Donald L. Scothorn
                                        Director

/s/ Carl E. Dollman   3/26/97
------------------------------------    ---------------------------------------
Carl E. Dollman                         James L. Wahle
Director                                Director

/s/ James A. Meagle, Jr.  3/26/97
------------------------------------    ---------------------------------------
James A. Meagle, Jr.                    Thomas N. Webster
Director                                Director


------------------------------------    ---------------------------------------
David L. Mendenhall                     Morris B. Wilkins
Director                                Director

FORM 10-K--ITEM 14(a)(1) and (2)

COMMERCIAL BANCSHARES, INCORPORATED

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and report of independent auditors of Commercial BancShares, Incorporated and subsidiaries are included in
Item 8:

     Report of independent auditors

     Consolidated balance sheets--December 31, 1996 and 1995

     Consolidated statements of income--Years ended December 31, 1996, 1995 and 1994

     Consolidated statements of shareholders' equity--Years ended December 31, 1996, 1995 and 1994

     Consolidated statements of cash flows--Years ended December 31, 1996, 1995 and 1994

     Notes to consolidated financial statements--December 31, 1996

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

FORM 10-K--ITEM 14(c)

COMMERCIAL BANCSHARES, INCORPORATED

INDEX TO EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.


Exhibit Number                                                              Page

3.1 Restated Articles of Incorporation, as amended, of Registrant, were included as Exhibit 3(b) at page 301 of Registrant's Registration Statement on Form S-4 (Registration No. 33-53017), filed with the Securities and Exchange Commission on April 7, 1994, and are included herein by reference.

3.2 By-Laws, as amended, of Registrant, were included as Exhibit 3(a) at page 288 of Registrant's Registration Statement on Form S-4
     (Registration No. 33-53017), filed with the Securities and Exchange Commission on April 7, 1994, and are included herein by reference.

4.1  Specimen Common Stock Certificate for Registrant was included as
     Exhibit 1 at page 2 of Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on April 18, 1995, and is included herein by reference.

4.2 Rights Agreement dated August 14, 1996, between the Registrant and Fifth Third Bank, as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K current report dated August 14, 1996, and incorporated by reference herein).

10.1 Change in Control Agreement between Commercial and William E.           12
     Mildren, Jr., dated November 1, 1996 (filed herewith).

10.2 Change in Control Agreement between Commercial and Larry G.             19
     Johnson, dated November 1, 1996 (filed herewith).

11.  Statement Re Computation of Per Share Earnings                          26

13.  Annual Report to Shareholders                                           27

21.  Subsidiaries of the Registrant                                          68

23.  Consent of Independent Auditors                                         69

27.  Financial Data Schedule                                                 70