Form 10-Q
period 1997-03-31
COMMERCIAL BANCSHARES INC /WV/
filed 1997-05-14
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 1997
                          --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

Commission file number 001-11791
                       ---------

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

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                             ---     ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $5.00 par value--1,616,187 shares as of May 13, 1997

                      COMMERCIAL BANCSHARES, INCORPORATED

                                     INDEX


Part I Financial Information                                            Page No.

Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 1997
                 and December 31, 1996...................................  3

          Condensed Consolidated Statements of  Income for
                 Three Months ended March 31, 1997 and 1996..............  4

          Condensed Statements of Changes in Stockholders
                 Equity for Three months ended March 31, 1997............  5

          Consolidated Statements of Cash Flows for the Three
                 Months ended March 31, 1997 and 1996....................  6

          Notes to Condensed Consolidated Financial Statements...........  7-10

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................  10-11

Part II Other Information

 Item 1.  Legal Proceedings..............................................  12

 Item 6.  Exhibits and Reports on Form 8-K...............................  12

Signatures...............................................................  12

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                        March 31,   Dec. 31,
                                                          1997       1996
                                                        ---------  ---------
                                                       (unaudited)     *
Cash and Due from Banks............................     $ 18,403   $ 18,602
Interest-Bearing Demand Deposits with Other Banks..          621        669
Federal Funds Sold.................................        8,069      5,000
Investment Securities:
  Held to Maturity, at Amortized Costs.............       25,867     26,686
   (Market Value: $26,103  and $27,052)
  Available for Sale, at Market Value..............       51,356     48,335
Loans - net of unearned discount...................      298,990    297,515
LESS:  Reserve for Losses..........................       (3,591)    (3,574)
Premises and Equipment.............................       10,271      8,851
Accrued Interest Receivable........................        2,686      2,565
Foreclosed Properties - Net........................        1,365      1,373
Other Assets.......................................        7,039      6,957
                                                        --------   --------
  TOTAL ASSETS.....................................     $421,076   $412,979
                                                        ========   ========
                           LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing....................     $ 48,842  $ 48,697
  Demand - Interest Bearing........................       43,647    41,154
  Savings..........................................       91,538    84,135
  Time Deposits....................................      183,555   185,854
                                                        --------  --------
TOTAL DEPOSITS.....................................     $367,582  $359,840
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..............        2,773     2,540
Federal Home Loan Bank Advances....................        5,000     5,000
Accrued Interest Payable...........................        1,304     1,268
Other Liabilities..................................        2,966     3,336
                                                        --------  --------
TOTAL LIABILITIES..................................     $379,625  $371,984
                                                        --------  --------

Shareholders' Equity:
  Common Stock (Par Value $5.00)
     Outstanding: 1,616,187 shares and 1,616,187
      shares.......................................        8,081     8,081
  Additional Paid In Capital.......................       15,114    15,114
  Undivided Profits................................       18,297    17,661
  Net Unrealized Gain (Loss) on Available-for-Sale
   Securities......................................          (41)      139
                                                        --------  --------
  TOTAL SHAREHOLDERS' EQUITY.......................     $ 41,451  $ 40,995
                                                        --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........     $421,076  $412,979
                                                        ========  ========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statement.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid on March 14, 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                    (In thousands of dollars
                                                    except for per share data)
                                                        Three Months Ended
                                                            March 31
                                                        1997       1996
INTEREST INCOME
  Interest and Fees on Loans...................             $6,851    $6,224
  Interest and Dividends on Securities.........              1,162     1,314
  Interest on Federal Funds Sold...............                149        78
  Interest on Deposits with Other Banks........                  8        11
                                                            ------   -------
     TOTAL INTEREST INCOME.....................             $8,170    $7,627
                                                            ------   -------

INTEREST EXPENSE
  Interest on Deposits.........................              3,351     3,234
  Interest on Other Borrowings.................                120        24
                                                            ------   -------
       TOTAL INTEREST EXPENSE..................             $3,471    $3,258
                                                            ------   -------

  NET INTEREST INCOME..........................             $4,699    $4,369

Provision for Loan Losses......................                111       130

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..............................             $4,588    $4,239

OTHER INCOME
  Trust Department Income......................                204       186
  Service Charges and Fees.....................                298       292
  Security Gains...............................                 (2)        3
  Other Income.................................                221       157
                                                            ------   -------
     Total Other Income........................                721       638

OTHER EXPENSES
  Employee Compensations & Benefits............             $2,038    $1,989
  Occupancy Expense (Net of Rental Income).....                246       226
  Furniture and Equipment......................                281       197
       Other Operating Expenses................              1,025     1,027
                                                            ------   -------
     Total Other Expenses......................              3,590     3,440

     INCOME BEFORE APPLICABLE INCOME TAXES.....             $1,719     1,436
Applicable Income Taxes........................                625       428
                                                            ------   -------
  NET INCOME...................................             $1,094    $1,008
                                                            ======   =======

NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS............................             $1,094    $1,008

EARNINGS PER SHARE DATA:
  Basic........................................             $  .68    $  .62
  Diluted......................................                .68       .62
  Cash Dividends Declared......................               .273      .273

The accompanying notes are an integral part of these statements.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid on March 14, 1997.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                   for the three months ended March 31, 1997
                                  (unaudited)


                                                                   (in thousands
                                                                     of dollars)
Convertible Preferred stock (43,328 Shares authorized):

  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 8,081
                                                                        -------
Balance at end of period - 1,616,187 Shares Issued
  and Outstanding at March 31, 1997................................     $ 8,081
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $15,114
                                                                        -------
Balance at End of Period...........................................     $15,114
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $17,661
Net Income.........................................................       1,094
Cash Dividend Declared on Common Stock.............................        (458)
                                                                        -------
Balance at End of Period...........................................     $18,297
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $   139
Change in Unrealized Gain (Loss) on Securities Available for Sale..        (180)
                                                                        -------
Balance at End of Period...........................................     $   (41)
                                                                        -------

Total Shareholders' Equity.........................................     $41,451
                                                                        =======

The accompanying notes are an integral part of these statements.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid on March 14, 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                  (In thousands of dollars)
                                                                      Three Months Ended
                                                                           March 31
                                                                         1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................           $ 1,094   $  1,008
                                                                        -------   --------
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................               244        207
     Provision for Loan Loss.................................               111        130
     Investment Amortization - Net...........................                 9         47
     Purchase Adjustments....................................                16         16
     Other - Net.............................................                 1        (66)
     Realized Investment Securities (Gains) Losses...........                 2         (3)
     Income Tax Benefit......................................               (85)       (60)
     Provision for Deferred Taxes............................               (13)      (115)
     (Increase) Decrease:
       Accrued Interest Receivable...........................              (121)       (44)
       Other Assets..........................................              (104)      (998)
     Increase (Decrease):
       Accrued Interest Payable..............................                36        (28)
       Other Liabilities.....................................              (285)      (753)
                                                                        -------   --------
     Total Adjustments.......................................              (189)    (1,607)
                                                                        -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................           $   905      $(599)
                                                                        -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold..............           $(3,069)  $    930
  Net (Increase) Decrease in Interest Bearing Deposits.......                         (100)
  Proceeds from Sales of Securities Held to Maturity.........
  Proceeds from Sales of Securities Available for Sale.......               500        176
  Proceeds from Maturities of Securities Held to Maturity....             1,474      3,303
  Proceeds from Maturities of Securities Available for Sale..             1,686      3,311
  Purchases of Securities Held to Maturity...................            (1,086)      (740)
  Purchases of Securities Available for Sale.................            (5,108)    (7,708)
  Net (Loans Originated) Principal Collected.................            (1,407)    (3,533)
  Proceeds from Sale of Other Real Estate....................                 5        147
  Proceeds form Sale of Capital Assets.......................                15          3
  Capital Expenditures.......................................            (1,680)      (560)
                                                                        -------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................           $(8,670)    (4,771)
                                                                        -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................           $ 7,742   $  5,346
  Net Increase (Decrease) in Federal Funds Purchased.........               233       (921)
  Dividends Paid.............................................              (458)      (441)
                                                                        -------   --------
NET CASH FLOWS FROM FINANCING ACTIVITIES.....................           $ 7,517   $  3,984
                                                                        -------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................             $(248)   $(1,387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............            19,271     17,429
                                                                        -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................           $19,023    $16,042
                                                                        =======    =======

During the first quarters of 1997 and 1996, the Corporation paid $3,435,000 and $2,450,000, respectively, in interest on deposits and other borrowings and $17,000 and $378,000, respectively, for income taxes.

Disclosure of Accounting Policy:
For purposes of the statement of cash flows, Commercial has defined cash equivalents as those amounts included in the balance sheet caption "Cash and Due from Banks."

The accompanying notes are an integral part of these statements.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid on March 14, 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Per share information has been restated as necessary to account
for the 10% stock dividend paid March 14, 1997.   Operating results for the
three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  INVESTMENT SECURITIES

     The book value and approximate market value of investment securities as of March 31, 1997 and 1996 are as follows:

                                                          ----------------------------------------------
                                                                           March 31, 1997
                                                          ----------------------------------------------
                                                                       (Thousands of Dollars)
                                                                         Gross       Gross     Aggregate
                                                            Amortized  Unrealized  Unrealized    Fair
                                                              Cost       Gains       Losses      Value
                                                          -----------  ----------  ----------  ---------
          Held to Maturity
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                          $     5                            $     5
          Other Treasury and Agency Securities                 15,002        $ 54        $ 73     14,983
Obligations of States and their Subdivisions                   10,812         280          25     11,067
Other Debt Securities                                              48                                 48
                                                          ----------------------------------------------
          TOTAL                                               $25,867        $334        $ 98    $26,103
                                                          ==============================================

          Available for Sale
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                          $14,195        $ 62        $151    $14,106
          Other Treasury and Agency Securities                 33,712         129         133     33,708
Obligations of States and their Subdivisions                    1,420          35           3      1,452
Other Debt Securities                                              72                       1         71
Equity Securities                                               2,056          38          75      2,019
                                                          ----------------------------------------------
          TOTAL                                               $51,455        $264        $363    $51,356
                                                          ==============================================


                                                          ----------------------------------------------
                                                                           March 31, 1996
                                                          ----------------------------------------------
                                                                       (Thousands of Dollars)
                                                                         Gross       Gross     Aggregate
                                                            Amortized  Unrealized  Unrealized    Fair
                                                              Cost       Gains       Losses      Value
                                                            ---------  ----------  ----------  ---------
          Held to Maturity
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                          $    13                            $    13
          Other Treasury and Agency Securities                 19,257        $152        $ 61     19,348
Obligations of States and their Subdivisions                   12,179         299          20     12,458
Other Debt Securities                                             124           2           2        124
                                                          ----------------------------------------------
          TOTAL                                               $31,573        $453        $ 83    $31,943
                                                          ==============================================
          Available for Sale
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                          $14,665        $ 76        $109    $14,632
          Other Treasury and Agency Securities                 40,020         408         159     40,269
Obligations of States and their Subdivisions                      760          10           6        764
Other Debt Securities                                             109           8                    117
Equity Securities                                               1,303                      65      1,238
                                                          ----------------------------------------------
          TOTAL                                               $56,857        $502        $339    $57,020
                                                          ==============================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                              March 31
                                        --------------------
                                            1997      1996
                                       (thousands of dollars)
Real Estate Loans...................      $109,198  $ 95,169
Installment Loans...................        62,995    62,416
Credit Card Loans...................         4,118     3,763
Commercial Loans....................       123,004   106,606
                                          --------  --------
                                          $299,315  $267,954
                                          --------  --------
Unearned Income.....................           325       455
                                          --------  --------
TOTAL LOANS.........................      $298,990  $267,499
                                          ========  ========

     Changes in the allowance for loan losses were as follows for the three months ended March 31, 1997 and 1996.

                                            1997      1996
                                       (thousands of dollars)

Balance, Beginning of Year..........      $3,574     $3,516
Provision Charged to Operation......         111        130
Loans Charged Off...................        (109)       (48)
Recoveries..........................          18         12
                                          --------  --------
Balance, End of Period..............      $3,591     $3,610
                                          ========  ========


NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at March 31, 1997 and 1996 were $30,130,000 and $26,965,000 respectively.

NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                                     Three Months   Year
                                                        Ended      Ended
                                                       3-31-97    12-31-96
                                                       --------   ---------
Federal Funds Purchased
   Balance at End of Period......................      $  1,316   $   1,062
   Average during Period.........................         1,526   $   3,180
   Maximum Month-end Balance.....................         2,195   $  13,648
   Average Rate during Period....................          5.37%       5.35%
   Rate at the end of Period.....................          6.25%       6.96%

Securities Sold Under Agreement to
 Repurchase
   Balance at End of Period......................      $  1,457   $   1,478
   Average during Period.........................         1,319   $   1,799
   Maximum Month-end Balance.....................         1,548   $   2,988
   Average Rate during Period....................          5.03%       5.21%
   Rate at the end of Period.....................          5.03%       5.03%


NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                                   Three Months ended
                                                        March 31
                                                     1997    1996
                                                     ----    ----
Current:                                        (In thousands of dollars)
  State.......................................    $  81          $  53
  Federal.....................................      569            490
  Deferred Income Taxes.......................      (25)          (115)
                                                  -----          -----
  TOTAL PROVISION FOR INCOME TAXES............    $ 625          $ 428
                                                  =====          =====

NOTE 7:  Effect of New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires disclosing basic and diluted earnings per share for all years presented in the income statement. The adoption of this Statement is not anticipated to have a material impact on the consolidated financial statements of Commercial.


NOTE 8:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                          March 31,   December 31,
                                                                            1997          1996
ASSETS                                                                   (In Thousands of Dollars)
Cash and Due from Banks (Substantially All from Subsidiaries)..             $ 2,170         $ 3,052
Accounts Receivable............................................               1,395             640
Investment Securities - Available for Sale.....................                 500             485
Investment in Subsidiaries (Equity Basis)......................              35,871          35,937
Loans..........................................................                 249             249
Premises and Equipment - Net...................................               1,105             353
Other Assets...................................................                 808             925
                                                                             ------         -------
TOTAL ASSETS...................................................             $42,098         $41,641
                                                                            =======        ========

  LIABILITIES
Other Liabilities..............................................                 647             646
                                                                             ------         -------
TOTAL LIABILITIES..............................................             $   647         $   646
                                                                             ------         -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding : 1,616,187 Shares and 1,616,187 Shares
  at March 31, 1997 and December 31,1996, respectively)........             $ 8,081         $ 8,081
Additional Paid in Capital.....................................              15,114          15,114
Undivided Profits..............................................              18,297          17,661
Net Unrealized Gain (Loss) on Securities Available for Sale....              (   41)            139
                                                                             ------         -------
TOTAL STOCKHOLDERS EQUITY......................................             $41,451         $40,995
                                                                             ------         -------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY......................             $42,098         $41,641
                                                                            =======         =======


           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                     FOR THREE MONTHS ENDED MARCH 31, 1997
                                 (In thousands)

REVENUE
  Fees from Subsidiaries............................     $  339
  Dividends from Subsidiary Banks...................      1,131
  Other Dividend income.............................          3
  Other Income......................................          7
                                                         ------
TOTAL REVENUE.......................................     $1,480
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  313
  Occupancy and Furniture Expense...................        121
  Other Expenses....................................     $  167
                                                         ------
TOTAL EXPENSES......................................     $  601
                                                         ------
Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $  879
Income Tax Benefit..................................     (   85)
                                                         ------
Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $  964
Equity in Undistributed Net Income of Subsidiaries..        130
                                                         ------

NET INCOME..........................................     $1,094
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1997

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $1,094
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................         64
     Net Amortization of Purchase Accounting Adjustments..         16
     Undistributed Net(Income) Loss on Subsidiaries.......     (  130)
     Increase(Decrease) Accounts Receivable...............     (  754)
     Accrued Interest Receivable..........................          1
     Other Assets.........................................        100
     Other Liabilities....................................         86
     Income Tax Benefit...................................     $  (85)
                                                               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $  392
                                                               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................     $ (816)
                                                               ------
NET CASH USED BY INVESTING ACTIVITIES.....................     $ (816)
                                                               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................     $ (458)
                                                               ------
NET CASH USED BY FINANCING ACTIVITIES.....................     $ (458)
                                                               ------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................     $ (882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............      3,052
                                                               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $2,170
                                                               ======

During the first three months of 1997, Commercial paid $17,000 in income taxes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first three months of 1997, Commercial's largest source of funds, its deposits, grew $7.7 million, or 2.2%, to $367.6 million. The increase was in interest-bearing demand deposits, which were up 6.1% ($2.5 million), and savings deposits, which were up 8.8% ($7.4 million). Non-interest bearing demand deposits were up slightly (0.3% or $145 thousand), and time deposits decreased 1.2% ($2.3 million).

     Both sales and purchases of Federal funds increased from year end. Funds sold grew by $3.1 million (61.4%), and purchased funds were up $233 thousand (9.2%). At March 31, 1997, there were net sales of funds amounting to $5.3 million, approximately twice the amount being sold at December 31, 1996. Commercial's banks undertake borrowings either to accommodate smaller correspondent banks, in which case those funds are ordinarily invested in federal funds sold, or to provide liquidity over a short period of time. Funds sold represent temporary liquid investments which may be used to meet loan or deposit demands, as well as funds that are awaiting investment in longer-term instruments. One of the subsidiary banks was borrowing $5 million from the Federal Home Loan Bank as of both periods. The bank was utilizing that alternate source to decrease its cost of funds compared to an equivalent amount of longer-term time deposits.

     Cash and due from banks decreased by $200 thousand or 1.1% from December 31, 1996, to March 31, 1997. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

     Total loans increased by $1.5 million or 0.5% during the first quarter of the year. Loan volume growth was moderated by the payoff of some of the banks' larger commercial loans.

     The securities portfolio grew $2.2 million from the year end. Securities available for sale were increased $3.0 million, or 6.3%, while securities being held to maturity declined $0.8 million (3.1%). It is expected that most securities purchased will continue to be considered available for sale. This will provide the company with a greater degree of flexibility in managing its balance sheet.

     Commercial' investment in fixed assets grew $1.4 million, or 16% since year end. The major item was an investment in imaging technology. In addition, one bank made a major improvement in a parking lot and another had a branch under construction.

EARNINGS - THREE MONTHS

  Consolidated net income for the first quarter of 1997 was 8.5% more than the first quarter of 1996 ($1,094,000 in 1997, $1,008,000 in 1996). Fully diluted earnings per common share were $0.68 compared to $0.62 for the 1996 quarter.

  Total interest income increased 7.1%, or $0.5 million, from $7.6 million in
1996 to $8.2 million in 1997.   Total interest expense increased 6.5%, or $213
thousand from the 1996 level. This resulted in net interest income being up $330 thousand, or 7.6%. Interest and fees on loans provided the increased interest income, as securities income declined by $152 thousand from the prior year. Both deposit interest and interest on other borrowings contributed to the growth in interest expense.

  The provision for loan losses was 14.6% less in 1997 than it was in the first quarter of 1996. The 1997 provision was $111 thousand compared to net loan losses of $91 thousand. In 1996, the first quarter provision was $130 thousand and net charge offs were $36 thousand. At March 31, 1997, the reserve for possible loan losses of $3.6 million was equal to 1.20% of net loans outstanding. This compares with $3.6 million or 1.20% of net loans outstanding at December 31, 1996.

  Non-interest income increased 13.0% from the first quarter of 1996 to the first quarter of 1997. Trust department fees were up by 9.7%. Service charges and fees increased 2.1% ($6 thousand). Other Income was up $64 thousand or 40.8% from 1996 to 1997.

  Securities losses during the first quarter of 1997 were $2,000. This compares with a $3 thousand securities loss taken during the first quarter of 1996.

  Non-interest expense increased 4.4%, or $150 thousand from 1996 to 1997. Employee expense grew $49 thousand or 2.5%. This was due to merit and longevity increases in salaries with their attendant taxes and benefits.

  Fixed asset expense was up $104 thousand, or 24.6% from the same quarter in 1996 to $527 thousand. Depreciation on the newly-implemented image processing system, along with initialization costs provided most of the increased expenses.

  Other Operating Expense decreased $2,000 (0.2%) from the first quarter of 1996.

  Net income before taxes was up $283 thousand (19.7%) from the 1996 quarter and the provision for Federal and state income taxes grew $197 thousand, or 46.0%.


LIQUIDITY

  Commercial's primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the three month period was 2.2%, an increase of $7.7 million. Although the banks decided not to increase expenses to retain all their maturing time deposits, special promotions indicated they can be easily attracted if the need arises. New products for large-balance customers provided substantial ($7.4 million) increases in savings deposits and interest-bearing demand deposits. These products demonstrate that deposits continue to be a good source of funds. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. Six of Commercial's subsidiaries are members of Federal Home Loan Banks, which make available to their members a number of credit products, any or all of which could be used to meet liquidity needs. One bank has made use of FHLB advances in a limited way. Commercial is also aware of brokers who could, in a short period of time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit which are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments which can be converted to cash in a very short time. Maturing within one year is 20.98% of the total securities portfolio.


CAPITAL

   During the first three months of 1997, Commercial increased its stockholders' equity by $636 thousand, but changes in the market value of available-for-sale securities caused a $180 thousand decrease. This resulted in a net increase of $456 thousand (1.1%), bringing the balance at March 31, 1997, to $41.5 million or, 9.84% of total assets. The increase was from internal capital growth.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that were to be achieved by year-end 1992. As of March 31, 1997, Commercial's Tier 1 ratio of 14.40% and combined Tier 1 and Tier 2 ratio of 15.65% exceed the requirements. Additionally, Commercial's ratios of primary capital to total assets of 9.84% and total capital to total assets of 10.69% exceed the final requirements which became effective at year-end 1992 for those relationships.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.


Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended March 31, 1997.

     The following exhibit is included herein:  Exhibit 27--Financial Data
Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
                Date: May 14, 1997
                      ------------       -----------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
                Date: May 14, 1997
                      ------------       -----------------------------
                                         Larry G. Johnson
                                         Executive Vice President
                                         and Chief Financial Officer