Form 10-Q
period 1997-06-30
COMMERCIAL BANCSHARES INC /WV/
filed 1997-08-13
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1997
                          -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from           to
                                   ---------    ---------

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

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes     No
                            ---     ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $5.00 par value--1,616,187 shares as of August 12, 1997

                      COMMERCIAL BANCSHARES, INCORPORATED

                                     INDEX

Part I Financial Information

  Item 1.  Financial Statements (Unaudited)

                                                                        Page No.
         Condensed Consolidated Balance Sheets as of June 30, 1997
            and December 31, 1996.....................................    3

          Condensed Consolidated Statements of  Income for
            Three Months and Six Months ended June 30, 1997 and 1996..    4

          Condensed Statements of Changes in Stockholders
            Equity for Six Months ended June 30, 1997.................    5

          Consolidated Statements of Cash Flows for Six
            Months ended June 30, 1997 and 1996.......................    6

          Notes to Condensed Consolidated Financial Statements........    7-10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   10-12

Part II Other Information

  Item 1.  Legal Proceedings..........................................   13

  Item 4.  Submission of Matters to a Vote of Security Holders........   13

  Item 5.  Other Information..........................................   14

  Item 6.  Exhibits and Reports on Form 8-K...........................   14

Signatures............................................................   14

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                     ASSETS

                                                         June 30,    Dec. 31,
                                                           1997        1996
                                                        -----------  ---------
                                                        (unaudited)      *
Cash and Due from Banks............................       $ 17,992   $ 18,602
Interest-Bearing Demand Deposits with Other Banks..            323        669
Interest-Bearing Deposits in Banks.................            100
Federal Funds Sold.................................          3,650      5,000
Investment Securities:
  Held to Maturity, at Amortized Costs.............         26,220     26,686
   (Market Value: $26,613  and $27,052)
  Available for Sale, at Market Value..............         51,727     48,335
Loans - net of unearned discount...................        300,227    297,515
LESS:  Reserve for Losses..........................         (3,747)    (3,574)
Premises and Equipment.............................         10,427      8,851
Accrued Interest Receivable........................          2,731      2,565
Foreclosed Properties - Net........................          1,357      1,373
Other Assets.......................................          6,975      6,957
                                                          --------   --------
  TOTAL ASSETS.....................................       $417,982   $412,979
                                                          ========   ========

                            LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing................................  $ 49,015  $ 48,697
  Demand - Interest Bearing....................................    39,638    41,154
  Savings......................................................    91,296    84,135
  Time Deposits................................................   179,606   185,854
                                                                 --------  --------
TOTAL DEPOSITS.................................................  $359,555  $359,840
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................     5,335     2,540
Federal Home Loan Bank Advances................................     6,429     5,000
Accrued Interest Payable.......................................     1,332     1,268
Other Liabilities..............................................     2,819     3,336
                                                                 --------  --------
TOTAL LIABILITIES..............................................  $375,470  $371,984
                                                                 --------  --------
Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None.........................................  $      0  $      0
  Common Stock (Par Value $5.00)
     Outstanding: 1,616,187 shares and 1,616,187 shares........     8,081     8,081
  Additional Paid In Capital...................................    15,114    15,114
  Undivided Profits............................................    19,139    17,661
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..       178       139
                                                                 --------  --------
  TOTAL SHAREHOLDERS' EQUITY...................................  $ 42,512  $ 40,995
                                                                 --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $417,982  $412,979
                                                                 ========  ========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid March 14, 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                (In thousands of dollars except for per share data)
                                                       Six Months Ended   Three Months Ended
                                                            June 30             June 30
                                                        1997       1996      1997      1996
                                                       --------  -------   -------   -------
INTEREST INCOME
  Interest and Fees on Loans..................          $13,803  $12,590    $6,952   $ 6,366
  Interest and Dividends on Securities........            2,375    2,647     1,213     1,333
  Interest on Federal Funds Sold..............              295      137       146        59
  Interest on Time Deposits with Other Banks..               17       25         9        14
                                                        -------  -------    ------   -------
  TOTAL INTEREST INCOME.......................          $16,490  $15,399     8,320   $ 7,772
                                                        -------  -------    ------   -------
INTEREST EXPENSE
  Interest on Deposits........................          $ 6,758  $ 6,417    $3,407   $ 3,183
  Interest on Federal Funds Purchased and
     Securities Sold Under Agreement to
     Repurchase...............................              249       96       129        72
                                                        -------  -------    ------   -------
  TOTAL INTEREST EXPENSE......................          $ 7,007  $ 6,513    $3,536   $ 3,255
                                                        -------  -------    ------   -------
  NET INTEREST INCOME.........................          $ 9,483  $ 8,886    $4,784   $ 4,517
Provision for Loan Losses.....................              227      247       116       117
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES...................          $ 9,256   $8,639   $ 4,668    $4,400
OTHER INCOME
  Trust Department Income.....................              422      376       218       190
  Service Charges and Fees....................              597      631       299       339
  Security Gains..............................               (2)      (3)        0        (6)
  Other Income................................              463      381       242       224
                                                        -------  -------    ------   -------
     Total Other Income.......................            1,480    1,385       759       747
OTHER EXPENSES
  Employee Compensations & Benefits...........          $ 4,093  $ 3,948    $2,055   $1, 958
  Occupancy Expense
     (Net of Rental Income)...................              450      434       204       207
  Furniture and Equipment.....................              576      443       295       246
  Other Operating Expenses....................            1,944    2,011       919       984
                                                        -------  -------    ------   -------
     Total Other Expenses.....................            7,063    6,836     3,473     3,395
     INCOME BEFORE APPLICABLE
       INCOME TAXES...........................          $ 3,673  $ 3,188    $1,954   $ 1,752
Applicable Income Taxes.......................            1,252    1,020       627       592
                                                        -------  -------    ------   -------

  NET INCOME..................................          $ 2,421  $ 2,168    $1,327   $ 1,160
                                                        =======  =======    ======   =======

NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS...........................          $ 2,421  $ 2,168    $1,327   $ 1,160

EARNINGS PER SHARE DATA:
  Primary.....................................            $1.50    $1.34      $.82      $.72
  Fully Diluted...............................             1.50     1.34       .82       .72
  Cash Dividends Declared.....................              .57      .55       .30       .27

The accompanying notes are an integral part of these statements.
Share and per-share amounts have been adjusted to reflect the 10% stock dividend paid March 14, 1997.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1997
                                  (unaudited)

                                                                    (in thousands
                                                                      of dollars)
Convertible Preferred stock (43,328 Shares authorized):

  Balance at Beginning of Year.....................................     $     0
                                                                        -------
  Balance at End of Period.........................................     $     0
                                                                        -------

Common Stock ($5.00 Par Value; 2,000,000 Shares authorized)
Balance at beginning of year.......................................     $ 8,081
                                                                        -------
Balance at end of period - 1,616,187 Shares Issued
  and Outstanding at June 30, 1997.................................     $ 8,081
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.......................................     $15,114
                                                                        -------
Balance at End of Period...........................................     $15,114
                                                                        -------

Undivided Profits
Balance at Beginning of Year.......................................     $17,661
Net Income.........................................................       2,421
Cash Dividend Declared on Common Stock.............................      (  943)
                                                                        -------
Balance at End of Period...........................................     $19,139
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.......................................     $   139
Change in Unrealized Gain (Loss) on Securities Available for Sale..          39
                                                                        -------
Balance at End of Period...........................................     $   178
                                                                        -------
Total Shareholders' Equity.........................................     $42,512
                                                                        =======

The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 (In thousands of dollars)
                                                                      Six Months Ended
                                                                           June 30
                                                                        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................         $  2,421   $  2,168
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................              487        427
     Provision for Loan Loss.................................              227        247
     Investment Amortization - Net...........................              ( 5)        87
     Realized Investment Securities (Gains) Losses...........                2          3
     (Gain) Loss on Sale of Capitalized Assets...............                1
     Income Tax Benefit......................................             (155)      (165)
     Provision for Deferred Taxes............................             (115)      (106)
     Purchase Adjustments....................................               32         32
     (Increase) Decrease:
       Accrued Interest Receivable...........................             (166)        (9)
       Other Assets..........................................             (148)      (552)
     Increase (Decrease):
       Accrued Interest Payable..............................               64        (29)
       Other Liabilities.....................................             (397)    (1,040)
                                                                      --------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................         $  2,248   $  1,063
                                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Federal Funds Sold..............         $  1,350   $ (3,140)
  Net (Increase) Decrease in Interest Bearing Time Deposits..             (100)      (101)
  Proceeds from Maturities of Securities Held to Maturity....            3,164      4,471
  Proceeds from Maturities of Securities Available for Sale..            5,145     10,823
  Proceeds from Sales of Securities Held to Maturity.........                         999
  Proceeds from Sales of Securities Available for Sale.......                         674
  Purchases of Securities Held to Maturity...................           (2,720)    (2,932)
  Purchases of Securities Available for Sale.................           (8,501)   (11,050)
  Net (Loans Originated) Principal Collected.................           (2,481)   (18,194)
  Proceeds from Sale of Other Real Estate Owned..............                8        415
  Proceeds from Sale of Capitalized Assets...................               31          3
  Capital Expenditures.......................................           (2,097)      (695)
                                                                      --------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................         $ (6,201)  $(18,727)
                                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................            $(285)  $ 11,055
  Net Increase (Decrease) in Federal Funds Purchased.........            4,225      6,635
  Dividends Paid.............................................             (943)      (882)
                                                                      --------   --------
NET CASH FLOWS FROM FINANCING ACTIVITIES.....................         $  2,997   $ 16,808
                                                                      --------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................            $(956)     $(856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............           19,271     17,429
                                                                      --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................         $ 18,315   $ 16,573
                                                                      ========   ========

During the first six months of 1997 and 1996, the Corporation paid $6,694,000 and $6,513,000, respectively, in interest on deposits and other borrowings and $1,337,000 and $1,493,000, respectively, for income taxes.

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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Per share information has been restated as necessary to account for the 10% stock dividend paid March 14, 1997. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  INVESTMENT SECURITIES

     The book value and approximate market value of investment securities as of June 30, 1997 and 1996, are as follows:

                                                           ----------------------------------------------------------------
                                                                                     June 30, 1997
                                                           ----------------------------------------------------------------
                                                                                 (Thousands of Dollars)
                                                                                  Gross           Gross        Aggregate
                                                             Amortized         Unrealized       Unrealized        Fair
                                                                Cost              Gains           Losses          Value
                                                           ------------         ---------       -----------     -----------
            Held to Maturity
            ----------------
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $     5                                              $     5
          Other Treasury and Agency Securities                  14,081               73               23             14,131
Obligations of States and their Subdivisions                    12,111              362               19             12,454
Corporate Debt Securities                                           23                                                   23
                                                           ----------------------------------------------------------------
          TOTAL                                                $26,220             $435              $42            $26,613
                                                           ================================================================
          Available for Sale
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $13,632             $ 65             $107            $13,590
          Other Treasury and Agency Securities                  34,250              228               47             34,431
Obligations of States and their Subdivisions                     1,420               88                4              1,504
Corporate Debt Securities                                           65                                                   65
Equity Securities                                                2,078              126               67              2,137
                                                           ----------------------------------------------------------------
          TOTAL                                                $51,445             $507             $225            $51,727
                                                           =================================================================

                                                           ----------------------------------------------------------------
                                                                                    June 30, 1996
                                                           ----------------------------------------------------------------
                                                                                (Thousands of Dollars)
                                                                                Gross             Gross           Aggregate
                                                             Amortized       Unrealized        Unrealized            Fair
                                                                Cost            Gains             Losses             Value
                                                           ------------       ---------         ----------       ----------
            Held to Maturity
            ----------------
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $    12                1                             $    13
          Other Treasury and Agency Securities                  19,201               61              141             19,121
Obligations of States and their Subdivisions                    12,202              274               31             12,445
Corporate Debt Securities                                           48                2                3                 47
                                                           ----------------------------------------------------------------
          TOTAL                                                $31,463             $338             $175            $31,626
                                                          =================================================================

          Available for Sale

U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $14,684             $ 23             $245            $14,462
          Other Treasury and Agency Securities                  35,331              233              267             35,297
Obligations of States and their Subdivisions                       860               13                9                864
Corporate Debt Securities                                          102                                                  102
Equity Securities                                                1,324                                75              1,249
                                                           ----------------------------------------------------------------
          TOTAL                                                $52,301             $269             $596            $51,974
                                                          =================================================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                                                                                   June 30
                                                                                                             ---------------------
                                                                                                               1997         1996
                                                                                                            (thousands of dollars)
Real Estate Loans.....................................................................................       $110,821     $103,690
Installment Loans.....................................................................................         61,852       64,356
Credit Card Loans.....................................................................................          3,730        4,240
Commercial Loans......................................................................................        123,671      109,837
                                                                                                             --------   ----------
                                                                                                             $300,074     $282,123
                                                                                                             --------   ----------
Unearned Income.......................................................................................             95          285
                                                                                                             --------   ----------
TOTAL LOANS...........................................................................................       $299,979     $281,838
                                                                                                             ========   ==========

     Changes in the allowance for loan losses were as follows for the six months ended June 30, 1997 and 1996.
                                                                                                               1997         1996
                                                                                                           (thousands of dollars)
Balance, Beginning of Year............................................................................       $  3,579     $  3,516
Provision Charged to Operation........................................................................            227          247
Loans Charged Off.....................................................................................           (189)        (260)
Recoveries............................................................................................            131           25
                                                                                                             --------   ----------
Balance, End of Period................................................................................       $  3,748     $  3,528
                                                                                                             ========   ==========


NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at June 30, 1997 and 1996 were $29,910,000 and $28,021,000 respectively.

NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                                                                        Six Months           Year
                                                                                           Ended             Ended
                                                                                          6-30-97           12-31-96
                                                                                        ----------          --------
Federal Funds Purchased
   Balance at End of Period..................................................             $3,100             $ 1,062
   Average during Period.....................................................              2,450             $ 3,180
   Maximum Month-End Balance.................................................              3,100             $13,648
   Average Rate during Period................................................               5.68%               5.35%
   Rate at the End of Period.................................................               6.19%               6.96%

Securities Sold Under Agreement to Repurchase

   Balance at End of Period..................................................             $2,234              $1,478
   Average during Period.....................................................              1,898              $1,799
   Maximum Month-End Balance.................................................              2,234              $2,988
   Average Rate during Period................................................               5.03%               5.21%
   Rate at the End of Period.................................................               5.03%               5.03%


NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                           Six Months Ended
                                                June 30
                                           1997          1996
                                      --------------  -----------
Current:                               (In thousands of dollars)
  State.............................         $  153       $  100
  Federal...........................          1,214        1,030
  Deferred Income Taxes.............           (115)        (110)
                                             ------       ------
  TOTAL PROVISION FOR INCOME TAXES..         $1,252       $1,020
                                             ======       ======

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                 June 30,               December 31,
ASSETS                                                             1997                    1996
                                                                      (In Thousands of Dollars)
Cash and Due from Banks (Substantially all from Subsidiaries)..   $ 3,184                   $ 3,052
Accounts Receivable............................................       386                       640
Investment Securities - Available for Sale.....................       587                       485
Investment in Subsidiaries (Equity Basis)......................    36,443                    35,937
Loans..........................................................       249                       249
Premises and Equipment - Net...................................     1,044                       353
Other Assets...................................................       735                       925
                                                                  -------                   -------
TOTAL ASSETS...................................................   $42,628                   $41,641
                                                                  =======                   =======

  LIABILITIES
Other Liabilities..............................................       116                       646
                                                                  -------                   -------
TOTAL LIABILITIES..............................................   $   116                   $   646
                                                                  -------                   -------
  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 2,000,000 Shares.
  Outstanding: 1,616,187 Shares and 1,616,187 Shares
  at June 30, 1997 and December 31,1996, respectively).........   $ 8,081                   $ 8,081
Additional Paid in Capital.....................................    15,114                    15,114
Undivided Profits..............................................    19,139                    17,661
Net Unrealized Gain (Loss) on Securities Available for Sale....       178                       139
                                                                  -------                   -------
TOTAL STOCKHOLDERS EQUITY......................................   $42,512                   $40,995
                                                                  -------                   -------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY......................   $42,628                   $41,641
                                                                  =======                   =======


           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                       FOR SIX MONTHS ENDED JUNE 30, 1997
                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $2,293
  Fees from Subsidiaries............................        680
  Other Operating Income............................         40
                                                         ------
TOTAL REVENUE.......................................     $3,013
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  696
  Occupancy and Furniture Expense...................        259
  Other Expenses....................................     $  261
                                                         ------
TOTAL EXPENSES......................................     $1,216
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $1,797
Income Tax Benefit..................................      ( 155)
                                                        -------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $1,952
Equity in Undistributed Net Income of Subsidiaries..        469
                                                         ------

NET INCOME..........................................     $2,421
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1997

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $2,421
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................        132
     Net Amortization of Purchase Accounting Adjustments..         32
     Undistributed Net(Income) Loss on Subsidiaries.......       (469)
     Increase(Decrease) Accounts Receivable...............        254
     Accrued Interest Receivable..........................          2
     Other Assets.........................................        156
     Other Liabilities....................................       (410)
     Income Tax Benefit...................................       (155)
                                                               ------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $1,963
                                                               ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to Subsidiaries................................     $  (50)
  Purchases of Investments Available for Sale.............        (15)
  Capital Expenditures....................................       (823)
                                                               ------
NET CASH USED BY INVESTING ACTIVITIES.....................     $ (888)
                                                               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................     $ (943)
                                                               ------
NET CASH USED BY FINANCING ACTIVITIES.....................     $ (943)
                                                               ------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................     $  132
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............      3,052
                                                               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $3,184
                                                               ======

During the first six months of 1996, Commercial paid $1,337,000 in income taxes.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first six months of 1997, Commercial's largest source of funds, its
deposits, remained stable, at $360 million.   Although savings deposits
increased $7.1 million (8.5%) since December 31, 1996, and non-interest bearing demand deposits were up slightly, interest bearing demand deposits were down $1.5 million and time deposits decreased $6.2 million (.34%). Consumers have been restructuring their investments to include higher-yielding non-bank products and reducing their reliance on insured certificates of deposit. Commercial's banks, like many others, have been attempting to balance the legitimate credit needs of their customers with the need to maintain net interest margins by obtaining funds at reasonable levels.

  Commercial increased its use of short-term borrowing by $2.8 million since the year end. Net purchases of funds were $1,685,000 at June 30, 1997, compared to net sales of $2,460,000 at year end. Advances by Federal Home Loan Banks to Commercial's subsidiaries increased $1.4 million during the first six months of 1997, to a total of $6.4 million. During the first half of 1997 the increase in loans exceeded the growth in deposits. Borrowings were used as an alternative to paying high rates to retain or attract consumer deposits.

  Cash and due from banks decreased by $0.9 million or 4.4% from December 31, 1996, to June 30, 1997. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, increased during the first half of 1997, growing $2.7 million (0.9%) during the period. There were several loans that paid off and the pricing on new loans limited growth.

  The securities being held to maturity decreased $0.5 million or 1.75% from year end. Investments available for sale were increased by 7.0%, or $3.4 million. The increase occurred during the first quarter, prior to the decline in deposits. It is expected that securities available for sale will continue to exceed the securities being held to maturity. This mix provides the company with greater flexibility than would a predominance of securities being held to maturity.

EARNINGS--SIX MONTHS

  Consolidated net income for the first half of 1997 was 11.7% above the first half of 1996 ($2,421,000 in 1997, $2,168,000 in 1996). Fully diluted earnings per common share were $1.50 compared to $1.34 for 1996.

  Total interest income increased 7.1% or $1.1 million from $15.4 million in
1996 to $16.5 million in 1997.   Total interest expense increased 7.58% or
$494,000 from the 1996 level. This resulted in an increase of 6.7% or $597,000 in net interest income.

  The provision for loan losses was 8.1% less in the first half of 1997 than it was in 1996. The 1997 provision was $227 thousand compared to net loan losses of $58 thousand. In 1996, the first half provision was $247 thousand and there were net charge-offs of $235,000. At June 30, 1997, the reserve for possible loan losses of $3,747,000 was equal to 1.25% of net loans outstanding. This compares with $3,574,000 or 1.20% of net loans outstanding at December 31, 1996.

  Non-interest income increased 6.86% from the first half of 1996 to the first half of 1997. Trust department fees were up $46,000, or 12.2%. Service charges and fees were down 5.4% (or $34,000) to $597,000. Other income increased $82,000 or 21.5% from 1996 to 1997. There was a loss on sale of securities of $2,000 in 1997, compared to $3,000 in 1996.

  Non-interest expense increased 3.3%, or $227,000 from 1996 to 1997. The major area of increase is employee compensation and benefits, which was up $145,000 or 3.67%. Merit and longevity increases, with their attendant taxes and benefits made up the increase, as the number of employees remained fairly constant.

  Occupancy expense was up $16,000 compared to the same period in 1996, and furniture and equipment expense grew $133,000 (30.0%). Depreciation of the newly-implemented image processing system, along with initialization costs provided nearly all the increase.

  Other operating expense decreased $67,000 (3.3%) from the first half of 1996. There were no significant variances in the items included in this category, which amounted to $1,944,000 in 1997, down from $2,011,000 in 1996.

  Net income before taxes was up $485,000 (15.2%) for the 1997 period, and the provision for Federal and state income taxes increased $232,000 or 22.8%.

EARNINGS--SECOND QUARTER

  Consolidated net income for the second quarter of 1997 was up 14.4% from the second quarter of 1996. Earnings were $1,327,000 in 1996, compared to the
$1,160,000 earned in 1996.   Fully diluted earnings per share were $0.82
compared to $0.72 for the 1996 quarter.

  Total interest income increased 7.1% to $8,320,000 from $7,772,000 in 1996. Total interest expense increased 8.6% to $3,536,000 from $3,255,000 in 1996. As a result, net interest income increased $267,000 or 5.9% from the second quarter of 1996.

  The provision for loan losses was 0.9% less for the second quarter of 1997 than it was for the second quarter of 1996. The 1997 provision was $116,000 compared to net recoveries of $33,000. The 1996 second quarter provision was $117,000 compared to net charge-offs of $199,000.

  Non interest income increased 1.6% from 1996 to 1997.   Trust department
income experienced an increase of $28,000 (14.7%) from the second quarter 1996. Services charges and fees were down $40,000 or 11.8% from the second quarter of 1996, and other income increased $18,000 or 8.0%.

  Non-interest expense was up 2.3% ($78,000) from the second quarter of 1996. Employee compensation and benefits increased by 5.0%, or $97,000. Occupancy expense decreased $3,000 (1.5%) while furniture and equipment increased $49,000 (19.9%). All other operating expenses decreased $65,000 (6.6%).

  Net income before taxes was up $202,000 (11.5%) and the provision for Federal and state income taxes increased $35,000 (5.9%) from 1996.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $666,000 at June 30, 1997, an increase of $161,000 (31.9%) from December 31, 1996, and $12,000 less than the $678,000 recorded June 30, 1996. Loans past due 90 days or more and still accruing totaled $888,000 on June 30, 1997, up $637,000 (254.8%) from year end totals. Restructured loans totaled $1,614,000 at the end of the second quarter of 1997, compared to $2,389,000 at year end.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. Although total deposits declined $8.0 million during the second quarter of 1997, they had increased $7.7 million during the first quarter, resulting in a net decrease of $285,000. Commercial's banking subsidiaries have decided not to increase expenses to retain all their maturing time deposits, however special promotions have indicated these funds can be easily attracted should the need arise. Deposits continue to be a good source of funds, albeit an increasingly expensive one. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. All but one of Commercial's subsidiary banks are members of Federal Home Loan Banks, which make available to their members a number of credit products, any or all of which could be used to meet liquidity needs. Limited use is currently being made of FHLB advance products. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 21.7% of the total securities portfolio.


CAPITAL

   During the first six months of 1997, Commercial increased it stockholders' equity by $1,517,000 (3.7%), bringing the balance at June 30, 1997, to $42.5 million or, 10.2% of total assets. The increase was from internal capital growth. Undivided profits grew $1,478,000, and net unrealized gains on securities available for sale increased equity by $39,000.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of June 30, 1997, Commercial's Tier 1 ratio of 14.59% and combined Tier 1 and Tier 2 ratio of 15.84% exceed the requirements of 4% and 8%, respectively. Additionally, Commercial's ratios of primary capital to total adjusted assets of 10.08% and total capital to total adjusted assets of 10.94% exceed the final requirements that became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

At Commercial's Annual Meeting of Stockholders held on May 14, 1997, the following members were elected to the Board of Directors:

                                            Votes For                      Votes Withheld
Bruce Bingham                               1,193,285                           14,071
Frank L. Christy                            1,193,280                           14,076
A. V. Criss, III                            1,193,114                           14,242
Gary R. Davis                               1,207,108                              248
Wilson Davis                                1,200,974                            6,382
Carl E. Dollman                             1,193,175                           14,181
James A. Meagle, Jr.                        1,193,285                           14,071
David L. Mendenhall                         1,200,974                            6,382
William E. Mildren, Jr.                     1,193,285                           14,071
Jack F. Poe                                 1,193,285                           14,071
Robert E. Richardson                        1,193,119                           14,237
W. S. Ritchie, Jr.                          1,191,835                           15,521
Susan S. Ross                               1,191,252                           16,104
Donald L. Scothorn                          1,192,367                           14,989
James L. Wahle                              1,155,668                           51,688
Thomas N. Webster                           1,193,285                           14,071
Morris B. Wilkins                           1,186,978                           20,378

The stockholders ratified the selection of Harman, Thompson, Mallory and Ice, A.C., as auditors for 1997.

The vote was:           For             Against            Abstain
                    1,184,390            2,240             20,726

The stockholders approved increasing the authorized common stock from 2,000,000 to 5,000,000 shares of $5 par value. The affirmative vote of a majority (808,094) of the outstanding shares (1,616,187) was required for approval.

The vote was:          For             Against             Abstain
                    1,138,119           28,635             40,602

The stockholders did not approve the proposed stock option plan for Commercial's nonemployee directors. The affirmative vote of a majority (808,094) of the outstanding shares (1,616,187) was required for approval.

The vote was:          For             Against             Abstain
                     686,804           350,543             80,108

The stockholders did not approve the proposed long term incentive stock plan for Commercial's employees. The affirmative vote of a majority (808,094) of the outstanding shares (1,616,187) was required for approval.

The vote was:          For             Against             Abstain
                     734,287           335,402             41,590

Item 5. Other Information

     On July 15, 1997, a newly formed nonbanking subsidiary of Commercial, Hometown Finance Company, acquired assets of a consumer loan company in St. Marys, Pleasants County, West Virginia. The new subsidiary is licensed by the State of West Virginia as a "regulated consumer lender" and will operate from offices at 110 Lafayette Street, St. Marys, WV 26170. The new subsidiary will not have a significant impact on the results of Commercial's operations.

Item 6. Exhibits and Reports on Form 8-K

     Commercial did not file any reports on Form 8-K during the three months ended June 30, 1997.

     The following exhibit is included herein: Exhibit 27--Financial Data
Schedule



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
                 Date: August  12, 1997
                       ----------------  ---------------------------
                                         William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer


                                         /s/ Larry G. Johnson
                 Date: August 12, 1997
                       ---------------   ---------------------------
                                         Larry G. Johnson
                                         Secretary-Treasurer