Form 10-Q
period 1997-09-30
COMMERCIAL BANCSHARES INC /WV/
filed 1997-11-14
CIK 726738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended September 30, 1997
                          ------------------
                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---  --

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

Common Stock, $5.00 par value--1,616,187 shares as of November 12, 1997

                      COMMERCIAL BANCSHARES, INCORPORATED
                                 ("Commercial")

                                     INDEX



Part I Financial Information                                                                                     Page No.
         Condensed Consolidated Balance Sheet as of September 30, 1997
                   and December 31, 1996...........................................................................  3

         Condensed Consolidated Statement of  Income for
                   Nine Months and Three Months ended September 30, 1997 and 1996..................................  4

         Condensed Statement of Changes in Stockholders
                   Equity for Nine months ended September 30, 1997.................................................  5

         Consolidated Statement of Cash Flows for the Nine
                   Months ended September 30, 1997 and 1996........................................................  6

         Notes to Condensed Consolidated Financial Statements......................................................  7-10

        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................................  11-12

        Part II Other Information..................................................................................  13

        Signatures.................................................................................................  13

        Exhibit 10.1  Agreement and Plan of Merger

        Exhibit 10.2  Stock Option Agreement

        Exhibit 27  Financial Data Schedule

                          PART I FINANCIAL INFORMATION

              COMMERCIAL BANCSHARES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                   ASSETS
                                                               September 30,             Dec. 31,
                                                                  1997                     1996
                                                               ------------             ---------
                                                               (unaudited)                  *
Cash and Due from Banks........................................  $ 16,606               $ 18,602
Interest-Bearing Demand Deposits with Other Banks..............     1,017                    669
Interest-Bearing Time Deposits with Other Banks................       102
Federal Funds Sold.............................................     9,960                  5,000
Investment Securities:
  Held to Maturity, at Amortized Costs.........................    23,877                 26,668
   (Market Value: $24,377  and $27,052)
  Available for Sale, at Market Value..........................    48,965                 48,335
Loans - net of unearned discount...............................   306,747                297,515
LESS:  Reserve for Losses......................................    (3,829)                (3,574)
Premises and Equipment.........................................    10,431                  8,851
Accrued Interest Receivable....................................     2,707                  2,565
Foreclosed Properties - Net....................................     1,372                  1,373
Other Assets...................................................     7,209                  6,957
                                                                 --------               --------
  TOTAL ASSETS.................................................  $425,164               $412,979
                                                                 ========               ========
                            LIABILITIES AND CAPITAL
Deposits:
  Demand - Non-Interest Bearing................................  $ 47,235               $ 48,697
  Demand - Interest Bearing....................................    50,290                 41,154
  Savings......................................................    90,084                 84,135
  Time Deposits................................................   179,203                185,854
                                                                 --------               --------
TOTAL DEPOSITS.................................................  $366,812               $359,840
Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..........................     3,010                  2,540
Other Borrowings...............................................     7,374                  5,000
Accrued Interest Payable.......................................     1,284                  1,268
Other Liabilities..............................................     3,384                  3,336
                                                                 --------               --------
TOTAL LIABILITIES..............................................  $381,864               $371,984
                                                                 --------               --------

Shareholders' Equity:
  Preferred Stock (Stated Value: $100)
     Outstanding: None.........................................  $      0               $      0
  Common Stock (Par Value $5.00)
     Outstanding: 1,616,187 shares and 1,616,187 shares........     8,081                  8,081
  Additional Paid In Capital...................................    15,114                 15,114
  Undivided Profits............................................    19,842                 17,661
  Net Unrealized Gain (Loss) on Available-for-Sale Securities..       263                    139
                                                                 --------               --------
  TOTAL SHAREHOLDERS' EQUITY...................................  $ 43,300               $ 40,995
                                                                 --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $425,164               $412,979
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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                         (In thousands of dollars except for per share data)
                                                            Nine Months Ended    Three Months Ended
                                                               September 30         September 30
                                                              1997      1996     1997          1996
                                                              ----      ----     ----          ----
INTEREST INCOME
  Interest and Fees on Loans.............................    $20,877   $19,182  $7,074        $6,592
  Interest and Dividends on Securities...................      3,533     3,934   1,158         1,287
  Interest on Federal Funds Sold.........................        370       216      75            79
  Interest on Deposits with Other Banks..................         27        36      10            11
                                                            ----------------------------------------
  TOTAL INTEREST INCOME..................................    $24,807   $23,368   8,317        $7,969
                                                            ----------------------------------------
INTEREST EXPENSE
  Interest on Deposits...................................    $10,180   $ 9,712  $3,422        $3,295
  Interest on Other Borrowings...........................        360       206     110           110
                                                            ----------------------------------------
  TOTAL INTEREST EXPENSE.................................    $10,540   $ 9,918  $3,532        $3,405
                                                            ----------------------------------------

  NET INTEREST INCOME....................................    $14,267   $13,450  $4,785        $4,564

Provision for Loan Losses................................        372       358     146           111

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES..............................    $13,895   $13,092  $4,639        $4,453

OTHER INCOME
  Trust Department Income................................        623       558     201           182
  Service Charges and Fees...............................        919       957     322           326
  Security Gains.........................................         (2)       23       0            26
  Other Income...........................................        685       975     221           594
                                                            ----------------------------------------
     Total Other Income..................................      2,225     2,513     744         1,128

OTHER EXPENSES
  Employee Compensations & Benefits......................    $ 6,060   $ 5,856  $1,967        $1,908
  Occupancy Expense
     (Net of Rental Income)..............................        636       656     185           222
  Furniture and Equipment................................        855       682     279           239
  Other Operating Expenses...............................      3,147     3,391   1,203         1,380
                                                            ----------------------------------------
     Total Other Expenses................................     10,698    10,585   3,634         3,749

     INCOME BEFORE APPLICABLE
       INCOME TAXES......................................    $ 5,422   $ 5,020  $1,749        $1,832
Applicable Income Taxes..................................      1,813     1,676     561           656
                                                            ----------------------------------------
  NET INCOME.............................................    $ 3,609   $ 3,344  $1,188        $1,176
                                                            ========================================

NET INCOME AVAILABLE FOR
COMMON STOCKHOLDERS......................................    $ 3,609   $ 3,344  $1,188        $1,176

EARNINGS PER SHARE DATA:
  Primary................................................      $2.23     $2.07    $.74          $.73
  Fully Diluted..........................................       2.23      2.07     .74           .73
  Cash Dividends Declared................................        .88       .82     .30           .27

The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1997
                                  (unaudited)



                                                                   (in thousands
                                                                    of dollars)

Convertible Preferred stock (43,328 Shares authorized):
  Balance at Beginning of Year...................................       $     0
                                                                        -------
  Balance at End of Period......................................        $     0
                                                                        -------

Common Stock ($5.00 Par Value; 5,000,000 Shares authorized)
Balance at beginning of year.....................................       $ 8,081
                                                                        -------
Balance at end of period - 1,616,187 Shares Issued
  and Outstanding at September 30, 1997..........................       $ 8,081
                                                                        -------

Additional Paid In Capital
Balance at Beginning of Year.....................................       $15,114
                                                                        -------
Balance at End of Period.........................................       $15,114
                                                                        -------

Undivided Profits
Balance at Beginning of Year.....................................       $17,661
Net Income.......................................................         3,609
Cash Dividend Declared on Common Stock...........................        (1,428)
                                                                        -------
Balance at End of Period.........................................       $19,842
                                                                        -------

Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes
Balance at Beginning of Year.....................................       $   139
Change in Unrealized Gain (Loss) on Securities Available for Sale           124
                                                                        -------
Balance at End of Period.........................................       $   263
                                                                        -------

Total Shareholders' Equity.......................................       $43,300
                                                                        =======


The accompanying notes are an integral part of these statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    (In thousands of dollars)
                                                                        Nine Months Ended
                                                                          September 30
                                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................          $   3,609   $  3,344
Adjustments to Reconcile Net Income to Net
  Cash from Operating Activities:
     Depreciation............................................                722        645
     Provision for Loan Loss.................................                372        358
     Investment Amortization - Net...........................                 35        105
     Realized Investment Securities (Gains) Losses...........                  2        (23)
     (Gain) Loss on Sale of Capitalized Assets...............                  2          2
     (Gain) Loss on Sale of Other Real Estate Owned..........                          (392)
     Income Tax Benefit......................................               (225)      (207)
     Provision for Deferred Taxes............................               (162)      (200)
     Purchase Adjustments....................................                 43         49
     (Increase) Decrease:
       Accrued Interest Receivable...........................               (142)        55
       Other Assets..........................................               (455)      (485)
     Increase (Decrease):
       Accrued Interest Payable..............................                 16        (62)
       Other Liabilities.....................................                308       (379)
                                                                       ---------   --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES..................          $   4,125   $  2,810
                                                                       ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Short Term Investments..........          $  (4,960)  $   (520)
  Net (Increase) Decrease in Interest bearing Time Deposits..               (102)        99
  Proceeds from Maturities of Securities Held to Maturity....              6,956      6,383
  Proceeds from Maturities of Securities Available for Sale..              7,986     18,809
  Proceeds from Sales of Securities Held to Maturity.........                         1,000
  Proceeds from Sales of Securities Available for Sale.......                499        674
  Purchases of Securities Held to Maturity...................             (2,894)    (2,932)
  Purchases of Securities Available for Sale.................            (10,197)   (15,982)
  Net (Loans Originated) Principal Collected.................             (9,157)   (27,769)
  Proceeds from Sale of Other Real Estate Owned..............                 11      1,432
  Proceeds from Sale of Capitalized Assets...................                (15)       731
  Capital Expenditures.......................................             (2,288)    (1,041)
                                                                       ---------   --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.....................          $ (14,161)   (19,818)
                                                                       ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits..................          $   6,972   $ 16,769
  Net Increase (Decrease) in Short Term Borrowings...........              2,844      6,110
  Proceeds from Sale of Treasury Stock.......................
  Payment for Fractional Shares..............................                  0          0
  Dividends Paid.............................................             (1,428)    (1,323)
                                                                       ---------   --------
  FINANCING ACTIVITIES.......................................          $   8,388   $ 21,556
                                                                       ---------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...........................................          $  (1,648)  $  4,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............             19,271     17,429
                                                                       ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................          $  17,623   $ 21,977
                                                                       =========   ========


During the first nine months of 1997 and 1996, the Corporation paid $10,164,000 and $9,744,000, respectively, in interest on deposits and other borrowings and $1,933,000 and $2,170,000, respectively, for income taxes.

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

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                                 ("Commercial")
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1: BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Per share information has been restated as necessary to account for the 10% stock dividend paid March 14, 1997. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Commercial's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  INVESTMENT SECURITIES
     The book value and approximate market value of investment securities as of September 30, 1997 and 1996, are as follows:

                                                    ----------------------------------------------------------------------
                                                                                September 30, 1997
                                                    ----------------------------------------------------------------------
                                                                               (Thousands of Dollars)
                                                                                Gross             Gross          Aggregate
                                                             Amortized        Unrealized        Unrealized          Fair
                                                                Cost             Gains            Losses           Value
                                                                ----             -----            ------           -----
          Available for Sale
U.S. Treasury and Government Agency Securities:

          Mortgage Backed Securities                           $10,176             $ 53             $ 54            $10,175
          Collateralized Mortgage Obligations                    2,560               27                1              2,586
          Other Treasury and Agency Securities                  32,048              296               26             32,318
Obligations of States and their Subdivisions                     1,560               67                2              1,625
Corporate Debt Securities                                            0                                                    0
Equity Securities                                                2,199              126               64              2,261
                                                   ------------------------------------------------------------------------
          TOTAL                                                $48,543             $569             $147            $48,965
                                                   ========================================================================
          Held to Maturity
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $     4                                              $     4
          Collateralized Mortgage Obligations                        0                                                    0
          Other Treasury and Agency Securities                  13,238               98               11             13,325
Obligations of States and their Subdivisions                    10,612              421                9             11,024
Corporate Debt Securities                                           23                1                                  24
                                                   ------------------------------------------------------------------------
          TOTAL                                                $23,877             $520              $20            $24,377
                                                   ========================================================================
                                                   ------------------------------------------------------------------------
                                                                                 September 30, 1996
                                                   ------------------------------------------------------------------------
                                                                               (Thousands of Dollars)
                                                                                 Gross            Gross          Aggregate
                                                             Amortized        Unrealized        Unrealized          Fair
                                                                Cost             Gains            Losses           Value
                                                                ----             -----            ------           -----
          Available for Sale
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $11,347             $ 25             $157            $11,215
          Collateralized Mortgage Obligations                    3,380               16                6              3,390
          Other Treasury and Agency Securities                  32,964              201              167             32,998
Obligations of States and their Subdivisions                       950               32                5                977
Corporate Debt Securities                                           93                                                   93
Equity Securities                                                1,834                3               70              1,767
                                                   ------------------------------------------------------------------------
          TOTAL                                                $50,568             $277             $405            $50,440
                                                   ========================================================================
          Held to Maturity
U.S. Treasury and Government Agency Securities:
          Mortgage Backed Securities                           $    12                                              $    12
          Collateralized Mortgage Obligations                        0                                                    0
          Other Treasury and Agency Securities                  17,049               76               98             17,027
Obligations of States and their Subdivisions                    11,207              292               14             11,485
Corporate Debt Securities                                           48                                                   48
          TOTAL                                                $28,316             $368             $112            $28,572
                                                   ========================================================================

NOTE 3:  LOANS
     Major classifications of loans are summarized as follows:

                                                                                                                 September 30
                                                                                                         --------------------------
                                                                                                               1997        1996
                                                                                                           (thousands of dollars)
Real Estate Loans.....................................................................................       $114,388     $107,295
Installment Loans.....................................................................................         62,636       65,238
Credit Card Loans.....................................................................................          3,892        3,805
Commercial Loans......................................................................................        125,905      114,627
                                                                                                             --------   ----------
                                                                                                             $306,821     $290,965
                                                                                                             --------   ----------
Unearned Income.......................................................................................             74          205
                                                                                                             --------   ----------
TOTAL LOANS...........................................................................................       $306,747     $290,760
                                                                                                             ========   ==========

     Changes in the allowance for loan losses were as follows for the nine months ended September 30, 1997 and 1996.

                                                                                                               1997         1996
                                                                                                           (thousands of dollars)
Balance, Beginning of Year............................................................................       $  3,574     $  3,516
Provision Charged to Operation........................................................................            372          358
Loans Charged Off.....................................................................................           (284)        (338)
Recoveries............................................................................................            167           49
                                                                                                             --------   ----------
Balance, End of Period................................................................................       $  3,829     $  3,586
                                                                                                             ========   ==========

NOTE 4:  DEPOSITS
     Time deposits in denominations of $100,000 or more at September 30, 1997 and 1996 were $30,360,000 and $27,128,000 respectively.


NOTE 5:  FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS
     Federal funds purchased and securities sold under repurchase agreements generally represent overnight borrowing transactions.
     The details of these classifications for the dates indicated are as follows:

                                                                                       Nine Months             Year
                                                                                           Ended               Ended
                                                                                          9-30-97            12-31-96
                                                                                          -------            --------
Federal Funds Purchased
   Balance at End of Period..................................................              $  175             $ 1,062
   Average during Period.....................................................               2,044               3,180
   Maximum Month-end Balance.................................................               2,812              13,648
   Average Rate during Period................................................                5.87%               5.35%
   Rate at the end of Period.................................................                6.13%               6.96%

Securities Sold Under Agreement to Repurchase
   Balance at End of Period..................................................              $2,675              $1,478
   Average during Period.....................................................               1,832               1,799
   Maximum Month-end Balance.................................................               2,675               2,988
   Average Rate during Period................................................                5.16%               5.21%
   Rate at the end of Period.................................................                5.16%               5.03%


NOTE 6:  INCOME TAX EXPENSE
     The provision for income taxes is summarized as follows:

                                            Nine Months ended
                                               September 30
                                             1997           1996
                                         -------------  ------------
Current:                                  (In thousands of dollars)
  State.............................           $  246        $  237
  Federal...........................            1,728         1,639
  Deferred Income Taxes.............             (162)         (200)
                                               ------   -----------
  TOTAL PROVISION FOR INCOME TAXES..           $1,812        $1,676
                                               ======   ===========

NOTE 7:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEET

                                                                 September 30,              December 31,
                                                                      1997                      1996
  ASSETS                                                                  (In Thousands of Dollars)
Cash and Due from Banks (Substantially all from Subsidiaries)..        $ 2,831                   $ 3,052
Accounts Receivable............................................            149                       640
Investment Securities - Available for Sale, at Market Value....            587                       485
Investment in Subsidiaries (Equity Basis)......................         38,019                    35,937
Loans..........................................................            364                       249
Premises and Equipment - Net...................................            992                       353
Other Assets...................................................            713                       925
                                                                       -------                   -------
TOTAL ASSETS...................................................        $43,655                   $41,641
                                                                       =======                   =======

  LIABILITIES
Other Liabilities..............................................            355                       646
                                                                       -------                   -------
TOTAL LIABILITIES..............................................        $   355                   $   646
                                                                       -------                   -------

  STOCKHOLDERS EQUITY
Common Stock (Par Value $5.00, Authorized: 5,000,000 Shares.
  Outstanding: 1,616,187 Shares and 1,616,187 Shares
  at September 30, 1997 and December 31,1996, respectively)....        $ 8,081                   $ 8,081
Additional Paid in Capital.....................................         15,114                    15,114
Undivided Profits..............................................         19,842                    17,661
Net Unrealized Gain (Loss) on Securities Available for Sale....            263                       139
                                                                       -------                   -------
TOTAL STOCKHOLDERS EQUITY......................................        $43,300                   $40,995
                                                                       -------                   -------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY......................        $43,655                   $41,641
                                                                       =======                   =======


           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                         CONDENSED STATEMENT OF INCOME
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 1997

                                 (In thousands)

REVENUE
  Dividend from Subsidiary Banks....................     $2,293
  Fees from Subsidiaries............................      1,043
  Other Income......................................         54
                                                         ------
TOTAL REVENUE.......................................     $3,390
                                                         ------
EXPENSES
  Employee Compensation and Benefits................     $  983
  Occupancy and Furniture Expense...................        379
  Other Expenses....................................     $  584
                                                         ------
TOTAL EXPENSES......................................     $1,946
                                                         ------

Income before Tax Benefit and Equity in
  Undistributed Net Income of Subsidiaries..........     $1,444
Income Tax Benefit..................................       (225)
                                                        -------

Income before Equity in Undistributed
  Net Income of Subsidiaries........................     $1,669
Equity in Undistributed Net Income of Subsidiaries..      1,940
                                                         ------

NET INCOME..........................................     $3,609
                                                         ======

           COMMERCIAL BANCSHARES, INCORPORATED (PARENT COMPANY ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................     $  3,609
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
     Depreciation and Amortization........................          198
     Net Amortization of Purchase Accounting Adjustments..           43
     Undistributed Net(Income) Loss on Subsidiaries.......       (1,940)
     Income Tax Benefit...................................         (225)
     (Increase)Decrease:
       Accounts Receivable................................          491
       Accrued Interest Receivable........................            3
       Other Assets.......................................          166
     Increase(Decrease):
       Other Liabilities..................................          (31)
                                                               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     $  2,314
                                                               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Investments Available for Sale.............         ($15)
  Acquisition of Subsidiaries.............................         (140)
  Net (Increase) Decrease in Loans........................         (115)
  Capital Expenditures....................................         (837)
                                                               --------
NET CASH USED BY INVESTING ACTIVITIES.....................     $ (1,107)
                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................     $ (1,428)
                                                               --------
NET CASH USED BY FINANCING ACTIVITIES.....................     $ (1,428)
                                                               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................     $   (221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............        3,052
                                                               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................     $  2,831
                                                               ========

During the first nine months of 1997, Commercial paid $1,933,000 in income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SOURCES AND USES OF FUNDS

  During the first nine months of 1997, Commercial's largest source of funds, its deposits, grew $7.0 million or 1.94% from December 31, 1996, to $366.8 million. Increasing were interest-bearing demand deposits and savings deposits. The larger increase was in interest- bearing demand deposits, which were up 22.20% ($9.1 million). Savings deposits were up $5.9 million (7.07%). Decreasing were time deposits and noninterest-bearing demand deposits. Time deposits declined by $6.7 million (3.58%) while noninterest-bearing demand deposits decreased $1.5 million or 3.00%.

  Commercial increased its sales of Federal funds since the year end. Net sales of funds were $6,680,000 at September 30, 1997, compared to net sales of $2,420,000 at year end. Advances from the Federal Home Loan Banks to Commercial's subsidiaries increased $2.4 million during the first nine months of 1997, to a total of $7.4 million. During the first nine months of 1996 the increase in loans exceeded the growth in deposits by $2.3 million. Borrowings were used as an alternative to paying higher rates to attract or retain consumer deposits.

  Cash and due from banks decreased by $1.5 million or 8.02% from December 31, 1996, to September 30, 1997. Changes in this category are not unusual, as the balance fluctuates with inflows and outflows of deposits.

  Commercial's largest use of funds, lending, increased by 3.10% during the first three quarters, growing $9.2 million during the period. The volume in real estate and commercial loans rose while installment loans and credit cards decreased. Commercial loans grew $6.3 million (5.3%) and real estate $4.8 million (4.3%), offsetting the total decline of $1.9 million (2.7%) in the other two categories.

  The securities being held to maturity decreased $2.8 million or 10.47% from year end. Investments available for sale were increased by 1.30%, or $630,000. The funds provided by maturing securities were invested into the loan portfolio. It is expected that securities available for sale will continue to exceed the securities being held to maturity. This mix provides the company with greater flexibility than would a predominance of securities being held to maturity.

EARNINGS--NINE MONTHS

  Consolidated net income for the first nine months of 1997 was 7.92% greater than the comparable period of 1996 ($3,609,000 in 1997, $3,344,000 in 1996).
Fully diluted earnings per common share were $2.23 compared to $2.07 for 1996.

  Total interest income increased 6.16% or $1,439,000 from $23.4 million in 1996
to $24.8 million in 1997.   Total interest expense increased 6.27% or $622,000
from the 1996 level. This resulted in an increase of 6.07% or $817,000 in net interest income.

  The provision for loan losses was 3.91% more in the first nine months of 1997 than it was in 1996. The 1997 provision was $372 thousand compared to net loan losses of $117 thousand. In 1996, the first nine months provision was $358 thousand and there were net charge-offs of $289,000. At September 30, 1997, the reserve for possible loan losses of $3,829,000 was equal to 1.25% of net loans outstanding. This compares with $3,574,000 or 1.20% of net loans outstanding at December 31, 1996.

  Non interest income decreased 11.46% from the first nine months of 1996 to the first nine months of 1997. Trust department fees were up $65,000, or 11.65%. Service charges and fees were down 3.97% (or $38,000) to $919,000. Other income
decreased $290,000 or 29.74% from 1996 to 1997.   A nonrecurring gain on the
sale of other real estate in 1996 created the large decrease. There was a gain resulting from called securities which amounted to $23,000 in 1996, compared to a loss of $2,000 in 1997.

  Non-interest expense increased 1.07%, or $113,000 from 1996 to 1997. The most significant increase in dollars was in employee compensation and benefits (which grew $204,000, but only 3.48%). Furniture and equipment expense grew 25.37%, or $173,000, which is attributed to the purchase and installation of a statement imaging system since the first of the year 1997. Occupancy expense declined by $20,000 (3.05%) and other operating expenses fell by $244,000 (7.20%). In 1996 there was a sizable nonrecurring donation which caused that year's expense to be high.

  Net income before taxes was up $402,000 (8.01%) compared to the 1996 period, and the provision for Federal and state income taxes increased $137,000 or 8.17%.

EARNINGS--THIRD QUARTER

  Consolidated net income for the third quarter of 1997 was up only slightly from the third quarter of 1996. Earnings were $1,188,000 in 1997, up 1.02% from
the $1, 176,000 earned in 1996.   Fully diluted earnings per share were $0.74
compared to $0.73 for the 1996 quarter.

  Total interest income increased 4.37% to $8,317,000 from $7,969,000 in 1996. Total interest expense increased 3.73% to $3,532,000 from $3,405,000 in 1996. As a result, net interest income increased $221,000 or 4.84% from the third quarter of 1996.

  The provision for loan losses was 31.53% higher in 1997 than it was in the third quarter of 1996. The 1997 provision was $146,000 compared to net losses of $59,000. The 1996 third quarter provision was $111,000 compared to net charge-offs of $78,000.

  Non interest income decreased 34.04% from 1996 to 1997.   Trust department
income experienced an increase of $19,000 (10.44%) from the third quarter 1996. Services charges and fees were down $4,000 or 1.23% from the third quarter of 1996, and other income was off $373,000 or 62.79%. The sale of other real estate had resulted in a sizable gain during the third quarter of 1996. There were no securities gains or losses in 1997. In 1996, securities gains of $26,000 occurred when one issue was called during the quarter.

  Non-interest expense was down 3.07% ($115,000) from the third quarter of 1996. Employee compensation and benefits increased by 3.09%, or $59,000. Occupancy expense decreased $37,000 (16.67%) while furniture and equipment increased $40,000 (16.74%). All other operating expenses decreased $177,000 (12.83%). A substantial non-recurring charitable contribution was included in the 1996 amount.

  Net income before taxes was down $83,000 (4.53%) and the provision for Federal and state income taxes decreased $95,000 (14.48%) from 1996.

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

  The principal amount of nonaccrual loans was $401,000 at September 30, 1997, a decrease of $104,000 (20.59%) from December 31, 1996. Loans past due 90 days or more and still accruing totaled $1,342,000 on September 30, 1997, up $1,091,000 (4.34 times) from year end totals. Restructured loans totaled $1,604,000 at the end of the third quarter of 1997, compared to $2,389,000 at year end.

LIQUIDITY

  BancShares primary source of liquidity has been the attraction and retention of retail deposit accounts. The total deposit growth over the first nine months of 1997 was 1.94%, or an increase of $6,972,000. The increases occurred in interest-bearing demand accounts and savings accounts, important components of core deposits. Although Commercial's subsidiaries have decided not to increase expenses to retain all their maturing time deposits, special promotions have indicated these funds can be easily attracted should the need arise. Deposits continue to be a good source of funds, albeit an increasingly expensive one. Also available to Commercial are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and on a limited basis to provide a short-term source of funds. All but one of Commercial's subsidiary banks are members of the Federal Home Loan Banks, which make available to their members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, Commercial is aware of brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of Commercial's banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use. Commercial's banks also have extensions of credit that are guaranteed by various U.S. government agencies and are, therefore, salable.

  Although liabilities provide its primary sources of liquidity, Commercial also maintains an adequate level of cash and near-cash items on hand to meet day-to-day operating needs. Additionally, Commercial owns marketable securities and short-term investments that can be converted to cash in a very short time. Maturing within one year is 19.24% of the total securities portfolio.


CAPITAL
   During the first nine months of 1996, Commercial increased it stockholders' equity by $2,305,000 (5.62%), bringing the balance at September 30, 1997, to $43.3 million or, 10.18% of total assets. The increase was from internal capital growth. Undivided profits grew $2,181,000, and net unrealized gains on securities available for sale increased equity by $124,000.

   In January 1989, banking industry regulators officially released risk-adjusted capital guidelines for banks and bank holding companies. The guidelines established final requirements that must be achieved by year-end 1992. As of September 30, 1997, Commercial's Tier 1 ratio of 14.87% and combined Tier 1 and Tier 2 ratio of 16.12% exceed the requirements of 4% and 8%, respectively. Additionally, Commercial's ratios of primary capital to total adjusted assets of 10.17% and total capital to total adjusted assets of 11.02% exceed the final requirements that became effective at year-end 1992 for those relationships.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     The company is a defendant in certain legal actions arising from normal business activities. The ultimate liability, if any, resulting from them will not materially affect the company's financial position.


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibits are included herein:

Exhibit 10.1 Agreement and Plan of Merger by and between WesBanco, Inc., and Commercial BancShares, Incorporated, and CBI Holding Company, dated as of September 30, 1997
Exhibit 10.2 Stock Option Agreement, dated as of September 12, 1997, between WesBanco, Inc., and Commercial BancShares, Incorporated
Exhibit 27    Financial Data Schedule

(b)    Reports on Form 8-K

     On August 21, 1997, Form 8-K was filed with the Securities and Exchange Commission. It announced the August 15, 1997, signing of an Agreement and Plan of Merger whereby Gateway Bancshares, Inc., of McMechen, West Virginia, will become a wholly-owned subsidiary of Commercial.

     Commercial filed a report on Form 8-K on September 26, 1997, which included a copy of a press release announcing Commercial had signed a binding letter of agreement with WesBanco, Inc., whereby Commercial will be acquired by WesBanco. The Form 8-K also reported Commercial had entered into a stock option agreement with WesBanco. Additionally, Commercial reported a suit had been filed against it by Citizens Bancshares, Inc., of Salineville, Ohio, alleging breach of agreements and claiming damages of approximately one million dollars.

     On October 6, 1997, Commercial filed Form 8-K reporting it had, on September 30, 1997, signed a definitive agreement and plan of merger with WesBanco, Inc., whereby Commercial will be acquired by WesBanco. A copy of the joint press release issued by the two companies was included. Commercial also reported two bank holding companies with which it had earlier held acquisition negotiations had filed suit seeking damages aggregating $1.5 million, unspecified injunctive relief and specific performance. The proposed transaction was terminated after WesBanco made a financially superior offer. Commercial anticipates defending vigorously.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCIAL BANCSHARES, INC.
                                         (Registrant)


                                         /s/ William E. Mildren, Jr.
             Date: November  12, 1997    -------------------------------
                   ------------------    William E. Mildren, Jr.
                                         Chairman, President and
                                         Chief Executive Officer



                                         /s/ Larry G. Johnson
             Date: November 12, 1997     -------------------------------
                   -----------------     Larry G. Johnson
                                         Secretary-Treasurer