Form 10-K405
period 1997-12-31
COMMERCIAL BANCSHARES INC /WV/
filed 1998-03-31
CIK 726738

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997.

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing sale price on the American Stock Exchange on March 27, 1998: Common Stock, $5.00 par value - $47,135,576
                 -------------------------------------------

     The number of shares outstanding of each of the registrant's classes of common stock as of March 27, 1998: Common Stock, $5.00 par value - 1,732,295
                                    -----------------------------------------
shares
------

DOCUMENTS INCORPORATED BY REFERENCE

     None

PART I
------

Item 1.  BUSINESS

     Commercial BancShares, Incorporated may also be referred to herein as "Commercial". The subsidiaries may be referred to as follows: Commercial Banking and Trust Company as "CB&T", Jackson County Bank as "Jackson", Farmers and Merchants Bank of Ritchie County as "F&M", The Dime Bank as "Dime", Union Bank of Tyler County as "Union", The Community Bank as "Community", the Bank of Paden City as "Paden City", Hometown Insurance Agency, Inc., as "Hometown Insurance", Hometown Finance Company as "Hometown Finance" and CommBanc Investments, Inc., as "CommBanc."

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

     On June 7, 1994, shareholders of Hometown Bancshares, Inc., ("Hometown Bancshares") approved an agreement and plan of merger pursuant to which Hometown Bancshares would merge with Commercial. Commercial would be the surviving corporation and the former subsidiaries of Hometown Bancshares (Union, Community, Paden City and Hometown Insurance) would become wholly-owned subsidiaries of Commercial. The transaction was finalized August 1, 1994.

     In June, 1997, Commercial incorporated Hometown Finance, and on July 15, 1997, Hometown Finance acquired assets of a consumer loan company in St. Marys, Pleasants County, West Virginia. Hometown Finance is licensed by the State of West Virginia as a "regulated consumer lender" and began operating from offices it rents in St. Marys.

     During 1997 Commercial created CommBanc, a full-service broker/dealer, and it began operation in October. It operates out of the main offices of Dime and CB&T.

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

                               The Community Bank

     Community was organized and chartered as a West Virginia banking corporation on September 30, 1936. It is located at 112 Collins Avenue, Pennsboro, West Virginia and operates a drive-through facility on Masonic Avenue, also in Pennsboro. During 1997, a new branch was constructed in Ellenboro, West Virginia. Community offers a wide range of financial services to retail and commercial customers in its local area, although it does not offer trust or correspondent banking services.

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

                           CommBanc Investments, Inc.

     CommBanc is a wholly-owned subsidiary corporation chartered under the laws of the State of Ohio on November xx, 1996. Following licensing and employee training and testing, it began operation as a full service broker dealer on October 1, 1997.

                            Hometown Finance Company

     Hometown Finance is a wholly-owned subsidiary corporation chartered under the laws of the State of West Virginia on June xx, 1997. It opened for business on July 15, 1997, in quarters it rents in St. Marys, West Virginia. Licensed by the West Virginia Division of Banking as a "regulated consumer lender," it makes small consumer loans to customers in the Pleasants County, West Virginia area.

                                   Employees

     As of December 31, 1996, Commercial and its subsidiaries had 229 full-time equivalent employees. The company considers its relations with its employees to be very good.

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

                             Business Combinations

     Gateway BancShares, Inc.
     ------------------------

     On August 15, 1997, Commercial announced it had signed a definitive Agreement and Plan of Merger providing for the merger of Gateway Bancshares, Inc., McMechen, West Virginia, with CBG Holding Company, Inc., a wholly-owned subsidiary of Commercial. The transaction will be accounted for as a pooling of interests.

     WesBanco, Inc.
     --------------

     On September 30, 1997, Commercial entered into a definitive Agreement and Plan of Merger with WesBanco, Inc., a West Virginia bank holding company, whereby Commercial will merge with and into CBI Holding Company, Inc., a wholly-owned subsidiary of WesBanco. The transaction will be accounted for as a pooling of interests.

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

     Community's principal office is located at 112 Collins Avenue in Pennsboro, West Virginia. It is approximately 60 years old, but has had considerable renovation. Community also operates a drive-through facility on Masonic Avenue constructed in the late 1970's. Both of these properties are owned by Community. In addition, Community owns three lots used for employee and customer parking. Property was purchased in Ellenboro, West Virginia, in 1996. During 1997, Community constructed a new branch on the land, near U.S. Route 50 and State Route 16. The new office, a one-story building of brick and masonry construction, has attached drive-in lanes and space for future inclusion of an automated teller machine.

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

     Two bank holding companies with which Commercial had once held acquisition negotiations filed suit seeking damages aggregating $1.5 million, unspecified injunctive relief and specific performance. The proposed transaction was terminated after a financially superior offer was received from WesBanco, Inc., of Wheeling, West Virginia. The two suits have been dismissed following negotiated settlements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Part II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Commercial BancShares, Incorporated's common stock began trading on the American Stock Exchange on June 27, 1996. It trades under the symbol CWV.
Before Commercial's common stock was listed on the AMEX, Legg Mason Wood Walker had been an active market maker and several trades were initiated through Hazlett, Burt & Watson, Inc., although that firm was not considered to be making a market in BancShares stock. On December 31, 1996, the total number of holders of Commercial BancShares, Inc. common stock was 1,403.

     The tables below present the high and low sales price reported for Commercial BancShares, Incorporated, and the cash dividends declared on common stock in each quarter of the past five years.

Market Value of Common Stock (In Dollars):

                                 1997            1996          1995          1994           1993
First Quarter               $ 37.84-39.50   $30.23-31.82   $27.27-28.18   $25.91-26.82   $21.82-22.73
Second Quarter              $39.375-42.25   $31.14-34.09   $27.50-28.41   $25.91-26.82   $23.64-24.55
Third Quarter               $ 42.50-77.00   $34.09-35.80   $29.09-30.00   $25.91-26.82   $24.55-26.36
Fourth Quarter              $ 77.75-85.00   $35.45-38.18   $30.00-30.91   $26.82-27.73   $25.45-26.82

Cash Dividends Declared on Common Stock (In Dollars):

                                 1997    1996    1995    1994    1993
First Quarter                   $.273   $.273   $.255   $ .23   $ .21
Second Quarter                    .30    .273    .255     .23     .21
Third Quarter                     .30    .273    .255     .23     .21
Fourth Quarter                    .30    .273    .255    .255     .23

Item 6.  SELECTED FINANCIAL DATA

At Year End                     1997       1996       1995       1994       1993
Total Assets                  $428,312   $412,979   $385,656   $372,223   $349,713
Total Deposits                 365,612    359,840    340,584    323,959    311,303
Total Loans                    308,919    297,515    263,986    256,402    222,621
Total Shareholders' Equity      42,198     40,995     38,203     33,608     30,844
Long-term Debt                  11,123      5,000        -0-        -0-        424

For the Year Ended
Total Interest Income         $ 33,259   $ 31,445   $ 30,425   $ 26,933   $ 25,559
Net Interest Income             19,028     18,051     17,873     17,312     15,594
Provision for Loan Losses        1,260        459        418        417        247
Net Income                       2,937      4,781      4,745      4,398      3,716

Per Common Share
Net Income (Fully Diluted)    $   1.82   $   2.96   $   2.94   $   2.75   $   2.33
Cash Dividends Declared           1.17       1.09       1.02        .94        .85

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on information about Commercial BancShares, Incorporated and its financial condition and results of operations that is not otherwise apparent from the consolidated financial statements included in this Annual Report. Reference should be made to those statements and accompanying notes for an understanding of the following discussion and analysis.

                             RESULTS OF OPERATIONS

Summary

     Net income for 1997 was $2,937, down $1,844, or38.6%, from the 1996 earnings of $4,781. Net income per share was $1.82 for 1997, a decrease of $1.14 or 38.5% from the 1996 income per share. The net income was $4,745 in 1995 and fully diluted income per share was $2.94.

     Dividends declared in 1997 amounted to $1.17 per share. This was an increase of 7.3% over 1996, when dividends declared were $1.09 per share. BancShares has increased its annual dividends for each of the last ten years. In 1995, the dividends were $1.02 per share.

     BancShares' return on average shareholders' equity was 13.19%, compared to 13.11% in 1995 and 13.61% in 1994. Average shareholders' equity as a percentage of average total assets was 9.08% in 1996, compared to 9.58% in 1995 and 8.94% in 1994. The return on total average assets for 1996 was 1.20%, compared to 1.26% in 1995 and 1.22% in 1994.

     Interest and fees on loans provide the major portion of BancShares' revenue, amounting to 74.6% of 1996 revenues, 73.5% of 1995, and 75.2% of 1994. Income from the interest and dividends on investment securities is also a significant source of revenue, accounting for 14.7% of revenues in 1996, 15.7% in 1995, and 16.9% in 1994.

Net Interest Income

     Net interest income, which is the major determinant of BancShares' income, increased by 1.00% in 1996 after increasing 3.24% in 1995. Factors affecting net interest income include fluctuations in interest rates as well as changes in
the amount and type of earning assets and interest bearing liabilities.    The
increases in 1996 and 1995 were primarily due to an increase in the volume of average earning assets, which grew $16,922 or 6.6% during 1995 and $15,843 or
4.7% during 1995.   This growth was in loans, which increased $21,694 in 1996
and $17,589 in 1995.

     During 1996 interest income increased 3.35% after growing 12.97% in 1995. The growth in loans offset lower yields to provide the increased income. Interest expense increased 6.71% in 1996, following an increase of 30.46% in 1995. The increased costs came from the higher volume of time deposits.

     BancShares expects interest rates during 1997 to be relatively steady, with a modest increase affecting the second half of the year. Because of the stable rate environment of 1996 continuing into 1997, the net interest margin is expected to increase. The effective yield of earning assets should not decline further, and the costs of interest bearing liabilities are expected to decline somewhat. However, customers will often reallocate their investments, particularly in time deposits, into the highest yielding instruments available, slowing any reduction in the effective rate paid on deposits. As consumers become more willing to use non-bank investments such as mutual funds, banks' ability to attract deposits will become more dependent upon the use of higher rates. Alternatively, banks may turn to other sources of funds, such as long and short term borrowings.

     For more complete information regarding net interest income, the following tables of average balances and interest rates on a fully taxable equivalent basis are provided for the years indicated.

                      Average Balances and Interest Rates

                                               1997                           1996                           1995
                                    Average                Yield/    Average                Yield/    Average                Yield/
                                    Balance   Interest/2/   Rate     Balance   Interest/2/   Rate     Balance   Interest/2/   Rate
Assets
Interest-earning assets:
 Interest-bearing deposits
  with other banks                  $    560         44    7.86%   $    672          49     7.29%   $    639         38      5.95%
 Federal funds sold                    9,014        513    5.69%      5,268         302     5.73%      7,438        535      7.19%
 Taxable investments                  62,764      3,982    6.34%     70,383       4,405     6.26%     72,972      4,565      6.25%
 Non-taxable investments              11,509        982    8.53%     12,181       1,076     8.83%     12,227      1,027      8.41%
Loans/1/                             302,432     28,072    9.28%    279,476      25,979     9.30%    257,782     24,609      9.55%
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST-
 EARNING ASSETS                     $386,279     33,593    8.70%   $367,980      31,811     8.64%   $351,058     30,774      8.77%
------------------------------------------------------------------------------------------------------------------------------------

Non-Interest Earning Assets:
 Cash and due from banks            $ 13,453                       $ 15,093                         $ 12,326
 Other Assets                         21,986                         19,694                           17,634
Less:  Allowance for
 Loan Losses                          -3,715                         -3,586                           -3,478
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                        $418,003                       $399,181                         $377,540
------------------------------------------------------------------------------------------------------------------------------------


Liabilities and
Shareholders' Equity
Interest-bearing Liabilities:
 Savings Deposits                   $ 68,368      2,072    3.03%   $ 71,291       2,171     3.05%   $ 75,130      2,255      3.00%
 NOW, MMDA Accounts                   64,936      1,578    2.43%     55,083       1,305     2.37%     59,647      1,408      2.36%
 Time Deposits                       180,985     10,016    5.53%    176,976       9,604     5.43%    154,324      8,498      5.51%
------------------------------------------------------------------------------------------------------------------------------------

Total Deposits                      $314,289     13,666    4.35%   $303,350      13,080     4.31%   $289,101     12,161      4.21%
 Other Borrowed Funds                  9,772        565    5.78%      5,399         314     5.82%      5,236        391      7.47%
------------------------------------------------------------------------------------------------------------------------------------


TOTAL INTEREST-
 BEARING  LIABILITIES               $324,061     14,231    4.39%   $308,749      13,394     4.34%   $294,337     12,552      4.26%
------------------------------------------------------------------------------------------------------------------------------------

Non-interest Bearing
 Liabilities:
  Demand Deposits                     46,097                         46,902                           43,410
  Other Liabilities                    4,889                          7,284                            3,612
------------------------------------------------------------------------------------------------------------------------------------

TOTAL  LIABILITIES                  $375,047                       $362,935                         $341,159
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                  42,956                         36,246                           36,181
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND
SHAREHOLDERS EQUITY                 $418,003                       $399,181                         $377,540
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Earnings                           $19,362                         $18,417                         $18,222
Net Yield on Interest-earning
 Assets                                                    5.01%                            5.00%                            5.19%

/1/ For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
/2/ Interest received on tax-exempt investments is calculated on a fully taxable equivalent at the 34% rate.

The following table presents the changes in interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume that cannot be segregated have been allocated in proportion to the changes due to rate and volume.

                                    Rate/Volume Analysis of Net Interest Revenue
                                          (Fully Taxable Equivalent Basis)

                                                          1997 Compared to 1996            1996 Compared to 1995
                                                       Increase (Decrease)               Increase (Decrease)
                                                            Due to                            Due to
                                                       Volume      Rate      Net         Volume      Rate      Net
Interest bearing deposits with
  other banks                                           $  (10)    $   5    $   (5)        $    1    $  10    $   11
Federal funds sold                                         285       (74)      211           (193)     (40)     (233)
Taxable investments                                       (485)       62      (423)          (258)      98      (160)
Non-taxable investments                                    (98)        4       (94)             2       47        49
Loans                                                    2,680      (587)    2,093            848      522     1,370
--------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST EARNING ASSETS                          $2,372     $(590)   $1,782         $  400    $(685)   $1,037
--------------------------------------------------------------------------------------------------------------------

Savings deposits                                        $ (114)    $  15    $  (99)        $ (140)   $  56    $  (84)
NOW, MMDA accounts                                         234        39       273            (85)     (18)     (103)
Time deposits                                              355        57       412            359      747     1,106
Other borrowed funds                                       339       (88)      251             (3)     (74)      (77)
--------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST BEARING LIABILITIES                     $  814     $  23    $  837         $  131    $(172)   $  842
--------------------------------------------------------------------------------------------------------------------

Other Income

          Non-interest income decreased 11.11% in 1997, following a 12.09% increase in 1996. Trust department income increased 9.35% in 1997 after growing 7.89% in 1996. Income for the department is affected by changes in the volume of estates being handled, as well as the value of assets owned. Service charges, fees and commissions decreased 2.02% in 1997, compared with an increase of 7.09% in 1996.

          There were securities gains of $6 in 1997. This compared to securities gains of $26 in 1996, which largely resulted from a bond being called. There were securities losses of $1 in 1995. BancShares does not operate a trading account.

          All other income decreased to $937 in 1997, down from $1,336 in 1996 and $1,137 in 1995. A gain on sale of other real estate created the growth in the 1996 figure.

Other Expense

          Non-interest expenses were $16,477 in 1997, compared to $13,891 in 1996 and $13,553 in 1995. Employee compensation and benefits increased $1,308 (16.92%) in 1997, following a $246 (3.29%) increase in 1996. Because of the impending merger, there was additional provision for some employee benefit programs. Occupancy expense decreased by $18 (2.09%), following a decrease of 4.44% in 1996. Furniture and equipment expense increased 23.37% in 1997, after decreasing 7.07% in 1996. New image processing equipment brought on line at the beginning of 1997 was largely responsible for the increase. Other operating expenses increased 24.69% in 1997, compared to an increase of 4.88% in 1996. Contributing to the increase were professional fees related to the company's merger activity.

Income Taxes

          Income tax expense includes federal income tax and West Virginia income tax accrued by BancShares. The effective tax rate was 32% in 1996, 33% in 1996 and 31% in 1995. Tax exempt investment and loan income are the primary reason the effective tax rate is less than the Federal statutory rate of 34%.

                              FINANCIAL CONDITION

Asset/Liability Management

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to minimize the risk of reduction in net interest income that could result from fluctuations in market interest rates.

Interest Rate Sensitivity

     The repricing schedule that follows reflects the contractual maturity or repricing of each of BancShares' rate sensitive assets and liabilities held at December 31, 1997. While most assets and liabilities reprice either at maturity or according to contractual terms, several balance sheet components demonstrate characteristics that require adjustments to more accurately reflect their pricing behavior. Assumptions based on historical pricing relationships and anticipated market reactions are made to certain core deposits to reflect the elasticity of the changes in their interest rates relative to the changes in market interest rates. In addition, estimates are made regarding early loan and security repayments. These adjustments provide a more accurate picture of BancShares' interest rate risk profile than the repricing schedule. Management considers the adjusted information in making its decisions regarding the pricing of loans and deposits and the purchase or sale of assets.

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1997.

                                                        0-90       91-365       1 Year       Over
                                                        Days        Days       to 5 Yrs     5 Yrs
Federal funds sold                                    $ 14,850    $    -0-     $    -0-    $   -0-
Investment securities                                    3,758      10,346       40,695     13,926
Loans                                                   98,824      27,906      132,322     49,867
Other interest-earning                                   1,317         -0-          -0-        -0-
--------------------------------------------------------------------------------------------------
Total rate sensitive assets                           $118,749    $ 38,252     $173,017    $63,793
--------------------------------------------------------------------------------------------------
Interest-bearing demand deposits/1/                   $ 24,036    $    -0-     $    -0-    $24,036
Savings deposits/1/                                     45,115         -0-          -0-     45,115
CD's of $100,000 and more                                7,581      12,454       10,606        -0-
Other time deposits                                     30,856      64,096       54,641        -0-
Borrowed funds                                           2,462       4,045        5,214      1,864
--------------------------------------------------------------------------------------------------
Total rate sensitive liabilities                      $110,050    $ 80,595     $ 70,461    $71,015
--------------------------------------------------------------------------------------------------
Interest sensitivity gap                              $  8,699    $(42,343)    $102,556    $(7,222)
Cumulative gap                                        $  8,699    $(33,644)    $ 68,912    $61,690
Cumulative gap/rate sensitive assets                      2.21%      (8.54%)      17.50%     15.66%

/1/ Although interest-bearing demand deposits and savings deposits are subject to immediate repricing contractually, experience has shown that portions of those deposits are much less sensitive to rate fluctuations. The amounts indicated as repricing in more than 3 months are estimates by Management of the true sensitivity of those deposits.

     Total interest earning assets exceeded total interest bearing liabilities by $61,690 at December 31, 1997. This difference was funded through noninterest bearing liabilities and shareholders' equity. The table reflects contractual maturities of all investment securities and loans. It does not include assumptions regarding early loan or security repayments. The table indicates the total assets maturing or repricing within one year exceed liabilities maturing or repricing within one year by $8,699. However, repricing of some categories of assets or liabilities is subject to competitive and other influences beyond the control of BancShares. Therefore, certain assets and liabilities indicated as maturing or repricing within a certain period may, in fact, mature or reprice in other periods or in different volumes.

Loan Portfolio

     Ordinarily, BancShares' primary use of funds is to meet the loan demands of bank customers. The loan portfolio is the largest and most profitable component of average earning assets, totaling 78.3% of average earning assets. Average total loans increased by $22,956 or 8.21% in 1997, which followed an 8.4% increase in 1996. As a result of net loan increases, BancShares' loan-to-deposit ratio continued to increase in 1997, averaging 83.92%. This compares to an average loan-to-deposit ratio of 79.79% in 1996 and 77.53% in 1995.

     The following table shows BancShares' loan distribution at December 31 for the years:

                                                              DECEMBER 31,
                                              1997      1996      1995      1994      1993
Commercial and Industrial                   $127,254  $119,568  $104,896  $103,485  $ 88,790
Real Estate                                  114,935   109,624   102,843    88,321    82,354
Installment and Credit Cards                  66,460    68,323    56,247    64,851    51,477
--------------------------------------------------------------------------------------------
   Total                                    $308,919  $297,515  $263,986  $256,657  $222,621
--------------------------------------------------------------------------------------------

    BancShares loan portfolio contains no loans to foreign borrowers. Along with the loans reported, BancShares also offers certain off-balance sheet products such as letters of credit, revolving credit agreements, and other loan commitments. These products are offered under the same credit standards as the loans included in the loan portfolio and are included in BancShares' risk-based capital ratios.


Provision and Allowance for Loan Losses

    The provision for possible loan losses that is charged to operations is based on the growth of the loan portfolio, the amount of net loan losses incurred, and Management's estimation of potential losses based on an evaluation of the portfolio risk and economic factors. The allowance for loan losses was increased by the provision for possible loan losses of $1,260, $1,157 more than net losses of $103. The net loss for 1997 represented 0.03% of average loans. This compares with a provision of $459 in 1996, when net losses were $401 (.14% of average loans). The provision was $418 in 1995, when net losses were $333 (.13% of average loans).

    The reserve for possible loan losses at year end 1997 totaled $4,731 (1.53% of total loans), as compared to $3,574 (1.20% of total loans) in 1996.

    The following table summarizes BancShares' loan loss experience for each of the five years ended December 31:

                                                           DECEMBER 31,
                                             1997     1996     1995     1994     1993
Balance at January 1                        $3,574   $3,516   $3,430   $3,138   $2,958
Charge-offs:
   Commercial loans                         $   66   $  281   $  148   $   81   $   74
   Real estate                                   0        9       26       43       51
   Consumer                                    234      194      254      121      155
--------------------------------------------------------------------------------------
Total Charge-offs                           $  300   $  484   $  428      245   $  280
--------------------------------------------------------------------------------------
Recoveries:
   Commercial loans                            102       37       32       53      124
   Real estate                                  48        4       13        7       15
   Consumer                                     47       42       51       60       74
--------------------------------------------------------------------------------------
Total Recoveries                            $  197   $   83   $   95   $  120   $  213
--------------------------------------------------------------------------------------
Net Charge-offs                                103      401      333      125   $   67
Additions charged to operations/1/           1,260      459      418      417      247
--------------------------------------------------------------------------------------
Balance at December 31                      $4,731   $3,574   $3,516   $3,430   $3,138
--------------------------------------------------------------------------------------
Ratio of net charge-offs
   to average loans outstanding               0.03%    0.14%    0.13%    0.05%    0.03%

/1/ The amount charged to operations and the related balance in the reserve for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several important factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimation of future potential losses.

The following table shows an allocation of the allowance for loan losses for each of the years ended:

                                                                       December 31,
                                     1997               1996               1995               1994               1993
                                        Percent            Percent            Percent            Percent            Percent
                                       of loans           of loans           of loans           of loans           of loans
                                        in each            in each            in each            in each            in each
                                       category           category           category           category           category
                                       to total           to total           to total           to total           to total
                               Amount    loans    Amount    loans    Amount    loans    Amount    loans    Amount    loans
Commercial and
Industrial                     $1,954      41.3%  $1,437    40.2%    $1,399    39.8%    $1,382    40.3%    $1,252    39.9%
Real estate                     1,760      37.2%   1,315    36.8%     1,269    36.1%     1,180    34.4%     1,161    37.0%
Consumer                        1,017      21.5%     822    23.0%       848    24.1%       868    25.3%       725    23.1%
---------------------------------------------------------------------------------------------------------------------------
Total                          $4,731     100.0%  $3,574   100.0%    $3,516   100.0%    $3,430   100.0%    $3,138   100.0%
---------------------------------------------------------------------------------------------------------------------------

     Commercial BancShares, Inc. does not follow the practice of allocating the allowance for loan losses by loan category, therefore, the amounts allocated for this schedule were based on the percentage of loans in each category to total loans as of the end of each period.

Under-Performing Assets

     The following table summarizes BancShares' under-performing assets for the years ended

                                                                      December 31
                                              1997            1996            1995            1994            1993
Accruing Loans Past due
  90 days or more                            $  503          $  251          $  990          $  464          $  338
-------------------------------------------------------------------------------------------------------------------

Principal amount of nonaccrual
  loans at year end                           1,755             505             821             739             355
Restructured loans                            1,650           2,389           1,399           1,403             121
-------------------------------------------------------------------------------------------------------------------
                                             $3,405          $2,894          $2,220          $2,142          $  476

Other real estate acquired in
  satisfaction of loans                      $1,418          $  956          $1,652          $1,329          $1,274
-------------------------------------------------------------------------------------------------------------------

Total under-performing assets                $5,326          $4,101          $4,862          $3,935          $2,088
-------------------------------------------------------------------------------------------------------------------

Securities

     BancShares' securities portfolio, including securities available for sale plus investment securities held to maturity, decreased $6,296 or 8.39% from December 31, 1996, to December 31, 1997. The largest portion of the portfolio at year-end 1997 was invested in U.S. government and agency securities, which totaled $54,224 and comprise 78.90% of the carrying value of total investments.

     The following table sets forth the maturities of investment securities (other than equity securities) at December 31, 1997, and the weighted average yields of such securities (calculated after adjusting annualized interest revenue for the accretion of discounts and the amortization of premiums). Tax-equivalent adjustments (using a 34% rate) have been made in calculating yield on obligations of states and political subdivisions.


                                                                          MATURING IN
                                                                 After 1           After 5
                                                1 Year           Year to           Years to              Over
                                                or Less          5 Years           10 Years            10 Years
                                           Amount    Yield   Amount    Yield    Amount    Yield    Amount     Yield
U.S. Treasury and other                    $13,428   6.47%   $35,612    6.38%   $1,718     5.90%   $3,466     6.29%
  U.S. government agencies
States and political                           676   8.19%     5,084    8.14%    3,320     8.21%    3,079     9.61%
  subdivisions
Other                                          -0-              -0-                 23     6.37%      -0-
--------------------------------------------------------------------------------------------------------------------
     Total                                 $14,103   6.55%   $40,696    6.60%   $5,061     7.42%   $6,545     7.85%
--------------------------------------------------------------------------------------------------------------------

Liquidity and Funding

    Deposits are the largest, most stable, and generally least costly source of funds for BancShares. During 1997, average deposits increased $10,134 (2.9%) compared to $17,741 (5.3%) in 1996. At December 31, 1997, deposits represented 118.4% of total loans, compared to 120.9% at December 31, 1996.

    Available to BancShares are short-term market-rate liabilities, including Federal funds purchased and securities sold under agreements to repurchase. These instruments are currently used to accommodate customers and, on a limited basis, to provide a short-term source of funds. Six of BancShares' subsidiaries are members of the Federal Home Loan Bank of Pittsburgh, which makes available to its members a number of credit products, any or all of which could be used to meet liquidity needs. Additionally, BancShares is aware of several brokers who could, in a short time, provide large amounts of certificates of deposit at market rates. None of BancShares' banks currently use or intend to use brokered funds, but the source exists should liquidity needs require its use.
BancShares' banks also have extensions of credit that are guaranteed by U. S. government agencies and are, therefore, salable.

    Cash and due from banks are BancShares' most liquid assets. At December 31, 1997, cash and due from banks totaled $16,966, a decrease of $1,636 (8.8%) from December 31, 1996. Marketable investment securities, particularly those of short maturities, and Federal funds sold are also sources of asset liquidity. Securities maturing in one year or less amounted to $14,103 at December 31, 1997, representing 20.5% of the investment portfolio. Federal funds sold at December 31, 1997, were $14,850. Along with these scheduled maturities, there will be repayments of mortgage backed securities and the possible early redemption of callable securities.

Capital Resources

    The following table presents the total common shareholders' equity in thousands of dollars and the book value per common share at December 31 of the years indicated.

                                           1997           1996
Common Shareholders' Equity              $42,198        $40,995
Book Value Per Share                     $ 26.11        $ 25.37

     Besides meeting regulatory capital requirements, a certain level of capital growth must be achieved to maintain appropriate ratios of equity to total assets. As shown in the table on selected financial data, growth in total average assets was 4.7% in 1997 and 5.7% in 1996. To maintain appropriate ratios of equity to total assets, a corresponding level of capital growth must be achieved. During 1997 total shareholders' equity grew 2.93%, following an increase of 7.31% in 1995, as shown in the table of Selected Financial Data. BancShares expects to continue to rely on internal capital growth as the primary means of maintaining capital adequacy.

     The following table illustrates the relationship between earnings retention and internal capital growth.

                                             1997                 1996                1995
Return on equity                             6.84%               13.19%              13.11%
times
Earnings retained                           34.35%               63.10%              65.50%
equals
Internal capital growth                      2.35%                8.32%               8.59%

     Management intends to continue its efforts to increase BancShares' return on assets while maintaining a dividend payout consistent with others in the banking industry. BancShares expects to pay quarterly cash dividends during 1998.

Financial Ratios

     One means of measuring the results of operations is analysis of various ratios. Two widely recognized performance indicators are the return on equity and the return on assets. The following table sets forth those and other ratios frequently used in analyzing bank holding company financial statements. For the years ended:

                                                                     December 31,
                                                        1997            1996            1995
Profitability ratios:
  Rate of Return/1/ on Average:
     Earning Assets                                      .76%           1.30%           1.35%
     Total Assets                                        .70%           1.20%           1.26%
     Total Shareholders' Equity                         6.84%          13.19%          13.11%
Liquidity and Capital Ratios:
  Average Shareholders' Equity to
     Average Earning Assets                            11.12%           9.85%          10.31%
  Average Shareholders' Equity to
     Average Total Assets                              10.28%           9.08%           9.58%
Common Dividend Payout Ratio/2/                        65.65%          36.90%          34.50%

     Notes:
       /1/ Based on Net Income
       /2/ Cash dividends declared on common stock as a percentage of net income applicable to common stock.

YEAR 2000

     Commercial, because of its pending merger with WesBanco, has been working closely with WesBanco's corporate-wide project to address issues associated with the year 2000. Many computer programs were originally designed to recognize only a two-digit date field. The issue is that instead of recognizing the four-digit date of "2000", computer logic will cause programs with a two-digit date to work as if the clock had been turned back to the year 1900.

     In early 1997, WesBanco assembled a task force, comprised of representatives from each affiliate, to design and implement a corporate plan which will identify systems affected by this issue, and apply corrective measures for full year 2000 compliance. The task force, which now includes representatives from Commercial, meets monthly. It has made considerable progress toward completion of the plan. Currently, all major noncompliant systems have been identified. WesBanco plans to either modify or replace these systems by the end of 1998. In addition, a list of all vendor-supplied equipment and software has been compiled for use in obtaining vendor certification or formal commitment to become compliant. All computer software applications that manage the customer banking systems at WesBanco have been certified year 2000 compliant by the vendor. During 1998, all of Commercial's customer accounting will be switched to WesBanco's systems.

     Commercial believes that required modifications to existing systems, conversion to new systems, and vendor compliance upgrades, will be resolved on a timely basis, and related costs will not have a material impact on the results of operation or financial condition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent accountants and the following consolidated financial statements of Commercial and its subsidiaries are included:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                                                                                   IN THOUSANDS
                                                                          ------------------------------
                                                                               1997            1996
                                                                          --------------  --------------
                                     ASSETS
Cash and Due from Banks                                                      $ 16,966        $ 18,602
Interest-Bearing Demand Deposits with Other Banks                               1,214             669
Interest-Bearing Time Deposits with Other Banks                                   103             -0-
Federal Funds Sold                                                             14,850           5,000
Investment Securities:
   Held to Maturity, at Amortized Costs
       (Market Values: 1997 - $22,728; 1996 - $27,052)                         22,161          26,686
   Available-for-Sale, at Market Values                                        46,564          48,335
Loans                                                                         308,919         297,515
     Less:  Allowance for Loan Losses                                          (4,731)         (3,574)
                                                                             --------        --------
     Loans - Net                                                              304,188         293,941
Accrued Interest Receivable                                                     2,638           2,565
Premises and Equipment - Net                                                   10,632           8,851
Foreclosed Properties - Net                                                     1,418           1,373
Other Assets                                                                    7,578           6,957
                                                                             --------        --------
TOTAL ASSETS                                                                 $428,312        $412,979
                                                                             ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS
  Demand - Noninterest Bearing                                                $ 47,076        $ 48,697
  Demand - Interest Bearing                                                     48,072          41,154
  Savings                                                                       90,230          84,135
  Time Deposits:
    In Denominations Under $100 Thousand                                       149,593         154,104
    In Denominations of $100 Thousand or More                                   30,641          31,750
                                                                              --------        --------
     TOTAL DEPOSITS                                                           $365,612        $359,840
Federal Funds Purchased and Repurchase Agreements                                2,462           2,540
Federal Home Loan Bank Advances                                                 11,123           5,000
Accrued Interest Payable                                                         1,419           1,268
Other Liabilities                                                                5,498           3,336
                                                                              --------        --------
     TOTAL LIABILITIES                                                        $386,114        $371,984
                                                                              --------        --------
SHAREHOLDERS' EQUITY
  Common Stock ($5.00 Par Value: 5,000,000 Shares Authorized: Issued and
   Outstanding Shares; 1,616,187 in 1997 and 1,469,670 in 1996)               $  8,081        $  7,348
  Additional Paid in Capital                                                    15,114          10,261
  Undivided Profits                                                             18,669          23,247
  Unrealized Gain on Securities Available-for-Sale, Net of
    Applicable Deferred Income Taxes                                               334             139
                                                                              --------        --------
     TOTAL SHAREHOLDERS' EQUITY                                               $ 42,198        $ 40,995
                                                                              --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $428,312        $412,979
                                                                              ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                              IN THOUSANDS
                                                                       EXCEPT FOR PER SHARE DATA
                                                               -----------------------------------------
                                                                1997             1996             1995
                                                               -------          -------          -------
INTEREST INCOME
  Loans, Including Fees                                        $28,072          $25,979          $24,609
  Investment Securities                                          4,630            5,115            5,243
  Federal Funds Sold                                               513              302              535
  Deposits with Other Banks                                         44               49               38
                                                               -------          -------          -------
     TOTAL INTEREST INCOME                                     $33,259          $31,445          $30,425
                                                               -------          -------          -------
INTEREST EXPENSE
  Deposits                                                     $13,666          $13,080          $12,161
  Federal Funds Purchased and Repurchase Agreements                173              314              391
  Federal Home Loan Bank Advances                                  392              -0-              -0-
                                                               -------          -------          -------
    TOTAL INTEREST EXPENSE                                     $14,231          $13,394          $12,552
                                                               -------          -------          -------
    NET INTEREST INCOME                                        $19,028          $18,051          $17,873
  Provision for Loan Losses                                      1,260              459              418
                                                               -------          -------          -------
    NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                          $17,768          $17,592          $17,455
                                                               -------          -------          -------

NONINTEREST INCOME
  Trust Department Income                                       $  807           $  738           $  684
  Service Charges, Fees, and Commissions                         1,258            1,284            1,199
  Security Gains (Losses)                                            6               26               (1)
  Other Income                                                     937            1,336            1,137
                                                                ------           ------           ------
    TOTAL NONINTEREST INCOME                                    $3,008           $3,384           $3,019
                                                                ------           ------           ------
NONINTEREST EXPENSES
  Employee Compensation and Benefits                           $ 9,040          $ 7,732          $ 7,486
  Occupancy Expense, Net of Revenues                               842              860              900
  Furniture and Equipment Expense                                1,151              933            1,004
  Other Operating Expenses                                       5,444            4,366            4,163
                                                               -------          -------          -------
    TOTAL NONINTEREST EXPENSES                                 $16,477          $13,891          $13,553
                                                               -------          -------          -------
    INCOME BEFORE INCOME TAXES                                 $ 4,299          $ 7,085          $ 6,921
  Applicable Income Taxes                                        1,362            2,304            2,176
                                                               -------          -------          -------
NET INCOME                                                     $ 2,937          $ 4,781          $ 4,745
                                                               =======          =======          =======
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                   $ 2,937          $ 4,781          $ 4,745
                                                               -------          -------          -------
EARNINGS PER SHARE DATA
  Basic                                                          $1.82            $2.96            $2.94
                                                               -------          -------          -------

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                   IN THOUSANDS
                                                                   -----------------------------------------
                                                                     1997             1996             1995
                                                                   -------          -------          -------
COMMON STOCK
  ($5.00 Par Value: 5,000,000 Shares Authorized):
    Balance at Beginning of Year                                   $ 7,348          $ 7,348          $ 7,335
    Issuance of Common Stock for Cash                                  -0-              -0-               13
    Issuance of Common Stock under Stock Dividend                      733              -0-              -0-
                                                                   -------          -------          -------
BALANCE AT END OF YEAR - 1,616,187 Shares Issued in 1997,
 1,469,670 Shares Issued in 1996, and 1,469,670 Shares
 Issued in 1995                                                    $ 8,081          $ 7,348          $ 7,348
                                                                   -------          -------          -------
ADDITIONAL PAID IN CAPITAL
  Balance at Beginning of Year                                     $10,261          $10,261          $10,079
  Additional Paid in Capital from New Issuance                         -0-              -0-               75
  Additional Paid in Capital from Issuance of Stock Dividend         4,853              -0-              -0-
  Additional Paid in Capital from Resale of Treasury Stock             -0-              -0-              108
  Payment of Fractional Shares                                         -0-              -0-               (1)
                                                                   -------          -------          -------
BALANCE AT END OF YEAR                                             $15,114          $10,261          $10,261
                                                                   -------          -------          -------
UNDIVIDED PROFITS
  Balance at Beginning of Year                                     $23,247          $20,230          $17,122
  Net Income                                                         2,937            4,781            4,745
  Stock Dividends Declared                                          (5,587)             -0-              -0-
  Cash Dividends Declared:
    Common Stock                                                    (1,928)          (1,764)          (1,637)
                                                                   -------          -------          -------
BALANCE AT END OF YEAR                                             $18,669          $23,247          $20,230
                                                                   -------          -------          -------
UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE,
 NET OF APPLICABLE DEFERRED INCOME TAXES
    Balance at Beginning of Year                                   $   139          $   364          $  (719)
    Change in Unrealized Gain (Loss) on Securities
     Available-for-Sale, Net of Deferred Taxes of $100,
     $(115), and $555 for the Years 1997, 1996, and 1995,
     Respectively                                                      195             (225)           1,083
                                                                   -------          -------          -------
BALANCE AT END OF YEAR                                             $   334          $   139          $   364
                                                                   -------          -------          -------
LESS: TREASURY STOCK, AT COST
        Balance at Beginning of Year                               $   -0-          $   -0-          $   209
        Resale of 0 Shares, 0 Shares, and 10,578 Shares of
         Treasury Stock, at Cost in 1997, 1996, and 1995,
         Respectively                                                  -0-             -0-              (209)
                                                                   -------          -------          -------
BALANCE AT END OF YEAR - 0 Shares in 1997, 1996, and 1995          $   -0-          $   -0-          $   -0-
                                                                   -------          -------          -------
TOTAL SHAREHOLDERS' EQUITY                                         $42,198          $40,995          $38,203
                                                                   =======          =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                   IN THOUSANDS
                                                                   -----------------------------------------
                                                                    1997            1996            1995
                                                                  --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $  2,937         $  4,781         $  4,745
                                                                  --------         --------         --------
  Adjustments to Reconcile Net Income to Net Cash from
   Operating Activities:
    Depreciation                                                   $   987          $   865          $   871
    Provision for Loan Losses                                        1,260              459              418
    Net Amortization (Accretion) on Investments                         53               16              227
    Provision for Deferred Taxes                                      (760)            (200)             (87)
    (Gain) Loss on Sale of Capitalized Assets                            2                3               19
    (Gain) Loss on Sale of Other Real Estate Owned                     -0-             (372)             -0-
    Realized (Gain) Loss on Sale of Investment Securities               (6)             (26)               1
    Income Tax Benefit                                                (785)            (321)            (366)
    Purchase Adjustments                                                57               64               76
    Other Changes in Assets and Liabilities                          1,741             (998)             768
                                                                  --------         --------         --------
    TOTAL ADJUSTMENTS                                             $  2,549         $   (510)        $  1,927
                                                                  --------         --------         --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          $  5,486         $  4,271         $  6,672
                                                                  --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (Increase) Decrease in Short-Term Investments               $ (9,850)        $ (3,221)        $    (75)
  Net (Increase) Decrease in Interest Bearing Time Deposits           (103)             -0-              -0-
  Proceeds from Sales of Investments Held-to-Maturity                  -0-              999            1,274
  Proceeds from Sales of Investments Available-for-Sale                499              674              -0-
  Proceeds from Maturities of Investments Held-to-Maturity           9,415            8,187           15,272
  Proceeds from Maturities of Investments Available-for-Sale        13,469           22,478           12,282
  Purchases of Investments Held-to-Maturity                         (2,823)          (3,302)         (11,170)
  Purchases of Investments Available-for-Sale                      (14,124)         (16,804)         (19,250)
  Net (Increase) in Loans                                          (10,234)         (34,836)          (8,611)
  Proceeds from Sale of Other Real Estate Owned                         30            1,632              322
  Proceeds from Sale of Capital Assets                                  16               55               11
  Capital Expenditures                                              (2,761)          (1,189)          (2,357)
                                                                  --------         --------         --------
NET CASH FLOWS FROM INVESTING ACTIVITIES                          $(16,466)        $(25,327)        $(12,302)
                                                                  --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Total Deposits                       $  5,772         $ 19,256         $ 16,503
  Net Increase (Decrease) in Federal Funds Purchased and
    Repurchase Agreements                                              (78)             406           (8,838)
  Proceeds from Issuance of Common Stock                               -0-              -0-               88
  Proceeds from Sale of Treasury Stock                                 -0-              -0-              317
  Payment for Fractional Shares                                        -0-              -0-               (1)
  Proceeds from Long-Term FHLB Advances                              6,123            5,000              -0-
  Dividends Paid                                                    (1,928)          (1,764)          (1,637)
                                                                  --------         --------         --------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          $  9,889         $ 22,898         $  6,432
                                                                  --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $ (1,091)        $  1,842         $    802
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      19,271           17,429           16,627
                                                                  --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 18,180         $ 19,271         $ 17,429
                                                                  ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                 COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of Presentation

     The accounting and reporting policies of Commercial BancShares, Inc. and Subsidiaries (the Corporation) are in conformity with generally accepted accounting principles followed within the banking industry. The significant accounting policies employed in the preparation of the accompanying consolidated financial statements are summarized below.

Principles of Consolidation

     The consolidated financial statements of Commercial BancShares, Inc. and Subsidiaries include the accounts of the Corporation and its ten wholly-owned Subsidiaries. Material intercompany transactions and accounts have been eliminated. Purchase accounting adjustments applicable to the acquisitions of various wholly-owned Subsidiaries have been included in the Corporation's consolidated financial statements.

Nature of Operations

     The Corporation's Subsidiaries provide a variety of financial services to individuals and businesses through their 16 facilities located throughout the Mid-Ohio Valley area encompassing West Virginia and Ohio. The Subsidiaries' primary deposit products are demand deposits, savings, and certificates of deposit, and their primary lending products are real estate mortgage, commercial, and consumer loans. During 1997, the Corporation purchased approximately $90 thousand of the assets of the Mid Ohio Valley Loan Company and formed Hometown Finance Company, a regulated consumer lender located in St. Mary's, West Virginia. Also during 1997, two subsidiaries of the Corporation started CommBanc Investments, an investment brokerage corporation with offices in Marietta, Ohio and Parkersburg, West Virginia.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate or other property acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate or other property, management obtains independent appraisals for significant properties.

Mergers and Acquisitions

Gateway BancShares Pending Acquisition
--------------------------------------

     On August 15, 1997, Commercial BancShares, Inc. announced the signing of a Definitive Agreement and Plan of Merger providing for the merger of Gateway BancShares, Inc. with CBG Holding Company, a wholly-owned subsidiary of Commercial BancShares, Inc. formed solely to facilitate the acquisition of Gateway. This agreement was further amended on September 30, 1997 and December 15, 1997. The acquisition is based upon an exchange ratio of 1.742 to 2.129 shares of Commercial BancShares, Inc. common stock in exchange for each share of Gateway common stock, dependent upon the average price of Commercial common stock as of the closing date. The transaction will result in Commercial issuing not more than 141,902 shares. The merger is to be accounted for as a pooling-of-interests. It is anticipated that this transaction, which is subject to regulatory and shareholder approval, will be consummated in the First Quarter of 1998. Gateway is a one-bank holding company with total consolidated assets of $30,125 thousand and a total equity of $3,318 thousand at December 31, 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         (CONTINUED)

WesBanco, Inc. Pending Merger
-----------------------------

     On September 30, 1997, Commercial entered into a Definitive Agreement and Plan of Merger with WesBanco, Inc., a West Virginia bank holding company, whereby Commercial will be merged with and into CBI Holding Company, a West Virginia corporation and wholly-owned subsidiary of WesBanco. Under the terms of the WesBanco Merger Agreement, each issued and outstanding share of Commercial Common Stock, par value $5.00 per share, immediately prior to the effective time of the merger of Commercial and CBI will be converted into the right to receive 2.85 shares of WesBanco common stock. It is anticipated that this transaction, which is subject to regulatory and shareholder approval, will be consummated at the beginning of the Second Quarter of 1998. WesBanco is a multi-bank holding company with total consolidated assets of $1,789,295 thousand and a total equity of $249,550 thousand as of December 31, 1997.

Current and Future Impact of Recently Issued Accounting Standards

     In June, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Number 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which generally became effective on a prospective basis beginning January 1, 1997. In December, 1996, the FASB deferred the effective date of certain provisions, primarily relating to collateral, securities lending, and dollar repurchase agreements until January 1, 1998. This new statement establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. SFAS Number 125 applies to repurchase agreements, securities lending, loan participations, and other financial component transfers and exchanges. The new rules will not have a material effect on the financial position and results of operations.

     In February, 1997, FASB issued SFAS Number 128, Earnings Per Share. This statement establishes standards for computing and presenting EPS and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The new requirements will not have an effect on reported earnings per share from results of operations.

     In June, 1997, FASB issued SFAS Number 130, Reporting Comprehensive
Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported for the period in a financial statement that is displayed with the same prominence as other financial statements. This new statement presentation applies to such areas as a net loss recognized as an additional pension liability, unrealized holding gains and losses on available-for-sale securities, and unrealized holding gains and losses that result from a debt security being transferred into the available-for-sale category from the held-to-maturity category. This presentation is effective for years beginning after December 31, 1997 and will not have a material effect on the financial position and results of operations.

     In June 1997, FASB issued SFAS Number 131, Disclosures About Segments of an Enterprise and Related Information. This Statement requires that certain financial and descriptive information about an entity's operating segments be included in the annual financial statements. This requirement is effective for periods beginning after December 31, 1997 and will not have an effect on the financial position and results of operations.

Reclassification of Prior Years' Statements

     Certain amounts in the 1996 and 1995 financial statements have been reclassified and restated to conform to the 1997 presentation. The reclassification had no effect on net income or shareholders' equity.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         (CONTINUED)

Statement of Cash Flows

     For the purpose of reporting cash flows, the Corporation has defined cash equivalents as those amounts included in the balance sheet caption "Cash and Due from Banks" and "Interest-Bearing Demand Deposits with Other Banks." For the years ended December 31, 1997, 1996, and 1995, the Corporation paid interest of $13,666 thousand, $11,812 thousand, and $11,147 thousand, respectively, and income taxes of $2,501 thousand, $2,310 thousand, and $1,945 thousand, respectively.

     Details of noncash transactions of the Corporation are summarized as follows for the years ended:

                                                                         IN THOUSANDS DECEMBER 31,
                                                                     --------------------------------
                                                                      1997         1996         1995
                                                                     ------       ------       ------
Loans Transferred to Foreclosed Properties                            $ 350       $1,015       $  825
Sale of Foreclosed Properties Financed through Loans                  $  10       $  171       $  177
Change in Unrealized Gain (Loss) on Available-for-Sale
 Securities                                                           $ 295       $ (340)      $1,638

Securities

     It is the policy of the Corporation to prohibit the use of investment accounts to maintain a trading account or to speculate in securities that would demonstrate management's intent to profit from short-term price movements.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Corporation has the ability, at the time of purchase, to hold securities until maturity or on a long-term basis, they are classified as held-to-maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. There were no securities transferred between classifications during 1996 and 1997.

     Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These gains and losses, net of deferred tax, are credited or charged to shareholders' equity, whereas realized gains and losses flow through the Corporation's yearly operations.

          The Corporation generally anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations. Market values of all securities are determined by prices obtained from independent market sources.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         (CONTINUED)

Loans

     Loans are stated at the amount of unpaid principal, reduced by deferred loan fees. Overdrafts of customer deposit accounts have been reclassified to commercial loans.

     The net amount of loan origination and commitment fees and direct costs incurred to underwrite and issue the loan are deferred and amortized as an adjustment of the related loan's yield over the contractual life of the loan in a manner which approximates the interest method. For all loans, interest is accrued daily on the outstanding balances.

     Nonaccrual loans are those on which the accrual of interest has ceased. Loans, other than consumer loans, are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued but not collected during the year a loan is placed on nonaccrual status is reversed against interest income. In addition, any interest accrued in prior years is charged to the reserve for loan losses. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Loans are reclassified to accrued status only when interest and principal payments are brought current and future payments appear assured.

     The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported through bad debt expense.

     Restructured loans are loans with original terms which have been modified to below market rate terms as a result of a change in the borrower's financial condition. Interest income on restructured loans is accrued at the reduced rates.

     A commitment to extend credit is a binding agreement to make a loan to a customer in the future if certain conditions are met and is subject to the same risk, credit review, and approval process as a loan. Many commitments expire without being used and, therefore, do not represent future funding requirements.

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The allowance is maintained through the provision for loan losses, which is a charge to operations. When a loan is considered uncollectible, the loss is charged to the reserve. Recoveries of previously charged off loans are credited to the allowance. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         (CONTINUED)

     The determination of the adequacy of the allowance is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality, and assumptions about the economic environment in which the Corporation operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency, and nonaccruing loan data, review of forecasted economic conditions, and the overall banking environment. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Subsidiaries' allowances for losses on outstanding credit and foreclosed properties in satisfaction of such credit. Such agencies may require the Subsidiaries to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. These reviews are of necessity dependent upon estimates, appraisals, and judgments which may change quickly because of changing economic conditions and the Corporation's perception as to how these factors may affect the financial condition of debtors.

     FASB Standard No. 114 was adopted at January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The adoption of this standard had no effect on the Corporation's reported net income.

Foreclosed Properties

     Foreclosed properties acquired through foreclosure or in settlement of loans are classified as foreclosed properties and are valued at the lower of the loan value or estimated fair value of the property, utilizing either the estimated replacement cost, the selling price of properties utilized for similar purposes, or discounted cash flow analyses of the properties' operations, less estimated selling costs. In addition, foreclosed properties include in-substance foreclosed properties which are those properties that physical possession has been taken, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less estimated selling costs is charged to the allowance for loan losses. Additional decreases in the carrying values of foreclosed properties or changes in estimated selling costs, subsequent to the time of foreclosure, are recognized through a provision charged to operations. A valuation reserve is maintained for estimated selling costs and to record the excess of the carrying values over the fair market values of properties if changes in the carrying values are judged to be temporary.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives using either straight-line or an accelerated method. Useful lives are revised when a change in life expectancy becomes apparent.

     Maintenance and repairs are charged to expense and major renewals and betterments are capitalized. Gains or losses on dispositions of premises and equipment are included in income as realized.

Applicable Income Taxes

     Income tax expense is based on income reported in the financial statements. Deferred income taxes are generally provided for transactions reported for tax purposes in periods different than when reported in the Corporation's consolidated financial statements.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         (CONTINUED)

Applicable Income Taxes  (Continued)

     The Corporation and its Subsidiaries file consolidated Federal and state tax returns. Tax allocation arrangements between the Corporation and its Subsidiaries follow the policy of determining Federal and state income taxes as if the Subsidiaries filed separate Federal and state income tax returns with consolidation surtax elimination at the Corporation's level.

Trust Fees

     In accordance with general practices within the banking industry, trust fees are recorded when received. Reporting such income on an accrual basis would not materially affect the results of operations as reported.

Earnings Per Share

     Basic earnings per share of common stock are based on the weighted-average number of shares of common stock outstanding during each period, restated for a ten percent stock dividend in the fourth quarter of 1997. Such weighted-average shares outstanding were 1,616,187 shares for the years 1997, 1996, and 1995.

NOTE 2:  SECURITIES

     The investment securities portfolio is comprised of securities classified as available-for-sale and held-to-maturity, in accordance with SFAS Number 115. This results in investment securities available-for-sale being carried at fair values and investment securities held-to-maturity being carried at amortized cost, adjusted for amortization of premiums and accretions of discounts.

     Securities and short-term investment activities are conducted with a diverse group of domestic governments, corporations, depository, and other financial institutions. Investments in state and municipal securities also involve governmental entities within the Corporation's market area.

     The following represents the investment securities portfolio as of the years ended:

                                                                            IN THOUSANDS DECEMBER 31, 1997
                                                         -------------------------------------------------------------------
                                                                              GROSS              GROSS             ESTIMATED
                                                         AMORTIZED         UNREALIZED          UNREALIZED            FAIR
                                                           COST               GAINS              LOSSES              VALUE
SECURITIES HELD-TO-MATURITY
U. S. Government Agency and Corporate Obligations:
  Mortgage-Backed Securities                              $     4              $-0-               $-0-              $     4
  Other, Primarily U. S. Treasuries                        11,620                87                 (7)              11,700
Obligations of States and Political Subdivisions           10,514               488                 (2)              11,000
Other Debt Securities                                          23                 1                 0-                   24
                                                          -------              ----               ----              -------
TOTAL                                                     $22,161              $576               $ (9)             $22,728
                                                          =======              ====               ====              =======
SECURITIES AVAILABLE-FOR-SALE
U. S. Government Agency and Corporate Obligations:
  Mortgage-Backed Securities                              $ 9,034              $ 47               $ (45)            $ 9,036
  Collateralized Mortgage Obligations                       2,401                29                 -0-               2,430
  Other, Primarily U. S. Treasuries                        30,830               316                 (12)             31,134
Obligations of States and Political Subdivisions            1,560                84                 -0-               1,644
                                                          -------              ----               -----             -------
                                                          $43,825              $476               $ (57)            $44,244
Equity Securities                                           2,203               190                 (73)              2,320
                                                          -------              ----               -----             -------
TOTAL                                                     $46,028              $666               $(130)            $46,564
                                                          =======              ====               =====             =======

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  SECURITIES (CONTINUED)


                                                              IN THOUSANDS DECEMBER 31, 1996
                                                      ---------------------------------------------
                                                                   GROSS        GROSS     ESTIMATED
                                                      AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                        COST       GAINS       LOSSES       VALUE
SECURITIES HELD-TO-MATURITY
U. S. Government Agency and Corporate Obligations:
  Mortgage-Backed Securities                           $    11      $  1       $ -0-       $    12
  Other, Primarily U. S. Treasuries                     15,653        89         (41)       15,701
Obligations of States and Political Subdivisions        10,974       336         (19)       11,291
Other Debt Securities                                       48       -0-         -0-            48
                                                       -------      ----       -----       -------
TOTAL                                                  $26,686      $426       $ (60)      $27,052
                                                       =======      ====       =====       =======
SECURITIES AVAILABLE-FOR-SALE
U. S. Government Agency and Corporate Obligations:
  Mortgage-Backed Securities                           $ 3,285      $ 26       $  (1)      $ 3,310
  Collateralized Mortgage Obligations                   10,745        39         (68)       10,716
  Other, Primarily U. S. Treasuries                     31,197       277         (62)       31,412
Obligations of States and Political Subdivisions           950        36          (3)          983
                                                       -------      ----       -----       -------
                                                       $46,177      $378       $(134)      $46,421
Equity Securities                                        1,938        39         (63)        1,914
                                                       -------      ----       -----       -------
TOTAL                                                  $48,115      $417       $(197)      $48,335
                                                       =======      ====       =====       =======

     The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are presented as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

                                                                            IN THOUSANDS
                                                      -----------------------------------------------------------
                                                              SECURITIES                       SECURITIES
                                                           HELD-TO-MATURITY                AVAILABLE-FOR-SALE
                                                      -------------------------        --------------------------
                                                                      ESTIMATED                         ESTIMATED
                                                      AMORTIZED         FAIR           AMORTIZED          FAIR
                                                        COST            VALUE            COST             VALUE
Due in One Year or Less                                $ 2,779          $ 2,784          $11,326          $11,324
Due after One Year through Five Years                   14,350           14,584           26,066           26,346
Due after Five Years through Ten Years                   2,825            2,979            2,202            2,236
Due after Ten Years                                      2,207            2,381            4,231            4,338
                                                       -------          -------          -------          -------
                                                       $22,161          $22,728          $43,825          $44,244
Equity Securities                                          -0-              -0-            2,203            2,320
                                                       -------          -------          -------          -------
TOTAL                                                  $22,161          $22,728          $46,028          $46,564
                                                       =======          =======          =======          =======

     The amortized cost and fair values of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     Proceeds from sales of investments in debt securities during 1997, 1996, and 1995 were $499 thousand, $1,673 thousand, and $1,274 thousand, respectively. Gross gains of $10 thousand, $33, and $-0- thousand and gross losses of $4 thousand, $7 thousand, and $1 thousand were realized on those sales during 1997, 1996, and 1995, respectively. Of the security gains, $6 thousand in 1997, $26 thousand in 1996, and $-0- thousand in 1995 resulted from calls of investment obligations beyond the control of the Corporation.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  SECURITIES (CONTINUED)

     The market values of obligations of state and political subdivisions are established with the assistance of an independent pricing service and are based on available fair data which often reflect transactions of relatively small size and are not necessarily indicative of the prices at which large amounts of particular issues could readily be sold or purchased. Federal Home Loan Bank stock and Federal Reserve stock is included in equity securities at their stated par value since it is not practicable to estimate the fair value because these securities are not marketable.

     Securities pledged to secure public monies and other purposes as required or permitted by law had a carrying value of $16,615 thousand and $14,191 thousand and estimated fair value of $16,788 thousand and $14,309 thousand at December 31, 1997 and 1996, respectively.

Interest on Securities

     The following represents the interest on securities, presented by investment classifications, for the years ended:

                                                                                             IN THOUSANDS
                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
                                                                                   1997          1996          1995
                                                                                  ------        ------        ------
U. S. Government Agency and Corporate Obligations                                 $3,823        $4,310        $4,367
State, County, and Municipal Bonds (Substantially All Exempt from
 Federal Income Tax)                                                                 700           710           744

Other Investments                                                                    107            95           132
                                                                                  ------        ------        ------
TOTAL                                                                             $4,630        $5,115        $5,243
                                                                                  ======        ======        ======

NOTE 3:  LOANS

     Major classifications of loans, net of deferred fees, are summarized as follows as of the years ended:

                                                       IN THOUSANDS
                                                        DECEMBER 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------         --------
      Real Estate                                $115,321         $109,624
      Consumer                                     63,834           64,175
      Commercial and Industrial                   126,694          120,017
      Credit Card Loans                             3,612            4,148
                                                 --------         --------
                                                 $309,461         $297,964
      Deferred Loan Fees                             (542)            (449)
                                                 --------         --------
      LOANS                                      $308,919         $297,515
                                                 ========         ========

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    LOANS (CONTINUED)

     Changes in the allowance for loan losses were as follows for the years ended:

                                                               IN THOUSANDS
                                                               DECEMBER 31,
                                                     -----------------------------------
                                                     1997           1996           1995
                                                    ------         ------        -------
BALANCE BEGINNING OF YEAR                           $3,574         $3,516         $3,430
  Provisions Charged to Operations                   1,260            459            418
  Loans Charged Off                                   (300)          (484)          (428)
  Recoveries                                           197             83             96
                                                    ------         ------         ------
BALANCE, END OF YEAR                                $4,731         $3,574         $3,516
                                                    ======         ======         ======

     Information regarding impaired loans is as follows for the years ended:

                                                                                                 IN THOUSANDS
                                                                                                 DECEMBER 31,
                                                                                           --------------------------
                                                                                             1997              1996
                                                                                           -------            ------
Information on Impaired Loans for the Year:
  Average Investment in Impaired Loans                                                     $ 4,822            $1,176
  Interest Income Recognized on Impaired Loans Including Interest Income
   Recognized on Cash Basis                                                                $   246            $  123
  Interest Income Recognized on Impaired Loans on Cash Basis                               $   124            $   96
Information on Impaired Loans as of the Year Ended:
  Balance of Impaired Loans                                                                $ 5,932            $1,072
  LESS: Portion for Which No Allowance for Loan Losses Is Allocated                         (2,346)             (286)
                                                                                           -------            ------
  Portion of Impaired Loan Balance for Which An Allowance for Loan Losses
   Is Allocated                                                                            $ 3,586            $  786
                                                                                           -------            ------
  Portion of Allowance for Loan Losses Allocated to the Impaired
   Loan Balance                                                                            $   733            $  354
                                                                                           -------            ------

     Set forth below are the principal balances of nonaccrual (cash basis) and renegotiated loans, including those loans which have been classified and presented as impaired loans, as of the years ended:

                                                                             IN THOUSANDS
                                                                             DECEMBER 31,
                                                                        ---------------------
                                                                         1997          1996
                                                                        ------        -------
Nonaccrual Loans                                                        $1,755        $  505
Renegotiated or Restructured Loans                                       1,650         2,389
                                                                        ------        ------
TOTAL UNDER-PERFORMING LOANS                                            $3,405        $2,894
                                                                        ======        ======

     Restructured or renegotiated loans are those loans on which the rate of interest has been reduced as a result of the inability of the borrower to meet the original terms of the loan. At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were classified nonaccrual (cash basis) or renegotiated.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  LOANS (CONTINUED)

     The approximate effect of foregone revenue from nonaccrual or renegotiated loans was as follows for the years ended:

                                                                                IN THOUSANDS
                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                         1997       1996      1995
                                                                        ------     ------    ------
Gross Amount of Interest That Would Have Been Recorded at
 Original Rate                                                          $ 198      $ 138     $  81
Interest That Was Reflected in Revenue (1)                               (115)      (107)      (30)
                                                                        -----      -----     -----
NEGATIVE INTEREST REVENUE IMPACT                                        $  83      $  31     $  51
                                                                        =====      =====     =====

(1) Represents interest collected on nonaccrual loans including loans classified as impaired.

NOTE 4:   BANK PREMISES AND EQUIPMENT

     Bank premises and equipment is presented on the balance sheet at cost net of accumulated depreciation and consists of the following as of the years ended:

                                                                             IN THOUSANDS
                                                                             DECEMBER 31,
                                                                       -------------------------
      DESCRIPTION                    ESTIMATED USEFUL LIFE              1997             1996
                                                                       -------          --------
Land                                                                   $ 2,224          $ 1,734
Bank Premises                           15 to 40 Years                   9,998            8,989
Furniture and Equipment                  5 to 10 Years                   6,274            5,077
Construction in Progress                                                   137              365
                                                                       -------          -------
                                                                       $18,633          $16,165
LESS:  Accumulated Depreciation                                         (8,001)          (7,314)
                                                                       -------          -------
TOTAL                                                                  $10,632          $ 8,851
                                                                       =======          =======

     Depreciation and amortization amounted to $987 thousand, $865 thousand, and $871 thousand for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 5:  FORECLOSED REAL ESTATE

     The following is a summary of the activity of foreclosed real estate expected to be disposed of in the near term for the years ended:

                                                                        IN THOUSANDS
                                                                        DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          -------------  -------------  -------------

Balance, Beginning of Year                                   $1,373         $1,652         $1,329
Loans Foreclosed or Repossessed                                  71            956            635
Adjustments to Carrying Value:
 At Date of Foreclosure or Repossession                          (4)           -0-             (2)
 Additional Valuation Adjustments                                (3)           (12)           (45)
 Costs to Sell                                                  -0-             36              4
 Capital Improvements                                            11              1             49
                                                             ------         ------         ------
  TOTAL FORECLOSED REAL ESTATE
   AVAILABLE FOR DISPOSITION                                 $1,448         $2,633         $1,970
                                                             ------         ------         ------
Gross Proceeds from Sale of Foreclosed Real Estate           $   30         $1,632         $  322
Realized (Gain) Loss on Sale                                    -0-           (372)            (4)
                                                             ------         ------         ------
  BASIS OF FORECLOSED REAL ESTATE SOLD                       $   30         $1,260         $  318
                                                             ------         ------         ------
BALANCE, END OF YEAR                                         $1,418         $1,373         $1,652
                                                             ======         ======         ======

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  FORECLOSED REAL ESTATE (CONTINUED)

     Subsequent write-downs and realized losses on the sale of foreclosed property are recognized in the Other Expense caption while realized gains are recognized in the Other Income caption in the Consolidated Statements of Income. Foreclosed properties are stated net of reserves of $190 thousand in 1997, 1996, and 1995, respectively.

NOTE 6:    INTEREST-BEARING DEPOSITS

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

1998                                               $124,631
1999                                                 45,179
2000                                                  7,729
2001                                                  1,648
2002 and Thereafter                                   1,047
                                                   --------
TOTAL                                              $180,234
                                                   ========

     Interest expense on deposits is as follows for the years ended:

                                                                        IN THOUSANDS
                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                              1997          1996          1995
                                                          ------------  ------------  ------------
Demand                                                       $   973       $   946       $ 1,023
Savings                                                        2,866         2,530         2,649
Time
  In Denominations Under $100 Thousand                         8,216         8,180         7,388
  In Denominations of $100 Thousand or More                    1,611         1,424         1,101
                                                             -------       -------       -------
TOTAL                                                        $13,666       $13,080       $12,161
                                                             =======       =======       =======

NOTE 7:   FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

     Federal funds purchased and repurchase agreements generally represent overnight-borrowing transactions. The details of these classifications are as follows for the years ended:

                                                                                      IN THOUSANDS
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  1997            1996
                                                                               ----------      ----------
FEDERAL FUNDS PURCHASED
  Balance at End of Year                                                         $   430         $ 1,062
  Average during Year                                                            $ 6,256         $ 3,180
  Maximum Month-End Balance                                                      $16,673         $13,648
  Average Rate during Year                                                          5.94%           5.35%
  Rate at Year End                                                                  5.59%           6.96%

REPURCHASE AGREEMENTS
  Balance at End of Year                                                          $2,032          $1,478
  Average during Year                                                             $1,828          $1,799
  Maximum Month-End Balance                                                       $2,802          $2,988
  Average Rate during Year                                                          5.11%           5.21%
  Rate at Year End                                                                  5.16%           5.03%

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: FEDERAL HOME LOAN BANK ADVANCES

          Subsidiaries of the Corporation have entered into a convertible advance agreement with the Federal Home Loan Bank of Pittsburgh and the Federal Home Loan Bank of Cincinnati (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. The FHLB borrowings are collateralized by all of the FHLB stock owned by the Subsidiaries and a blanket collateral agreement which assigns a security interest in the Subsidiaries' capital stock, deposits, mortgage loans, and investment securities. The blanket collateral agreement provides flexibility in that it allows the subsidiary and the FHLB the option of increasing the advance without requiring additional collateral agreements. These borrowings have variable interest rate structures ranging from 5.64% to 7.03% at December 31, 1997. The borrowings at December 31, 1997 have the following calendar year maturity dates (in thousands):

          1998               $ 4,045
          1999                    48
          2000                    52
          2001                    55
          2002                 5,059
          Thereafter           1,864
                             -------

          TOTAL              $11,123
                             =======

NOTE 9: INCOME TAXES

          A reconciliation of the Federal statutory tax rate to the reported effective tax rate is as follows for the years ended:

                                                  DECEMBER 31,
                                  -------------------------------------------
                                      1997           1996           1995
                                  -------------  -------------  -------------
Federal Statutory Tax Rate                34  %          34  %          34  %
Tax-Exempt Interest Income                (7) %          (8) %          (9) %
State Income Tax                           4  %           5  %           3  %
Tax Effect of Other Items                  1  %           2  %           3  %
                                          ----           ----           ----
REPORTED EFFECTIVE TAX RATE               32  %          33  %          31  %
                                          ====           ====           ====

          The provision for income taxes in the Consolidated Statement of Income consists of the following for the years ended:

                                              IN THOUSANDS
                                              DECEMBER 31,
                              -------------------------------------------
                                  1997           1996           1995
                              -------------  -------------  -------------
Current Income Taxes:
  Federal                           $1,813         $2,179         $2,198
  State                                310            325             61
Deferred Income Taxes:
  Federal                             (651)          (143)           120
  State                               (110)           (57)          (203)
                                    ------         ------         ------
NET INCOME TAXES                    $1,362         $2,304         $2,176
                                    ======         ======         ======

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:   INCOME TAXES (CONTINUED)

          The approximate tax effects of the net investment securities transactions for the years ended December 31, 1997, 1996, and 1995 were $2 thousand, $10 thousand, and $-0- thousand, respectively.

          Deferred taxes are recorded by applying the marginal tax rate to temporary differences. Deferred tax assets and liabilities represent the tax consequences of future temporary differences and, if it is more likely than not (a greater than 50 percent likelihood) that deferred tax assets will not be realized, a valuation allowance will be required to reduce the recorded deferred tax assets to net realizable value.

          Net deferred income taxes are included in other assets on the Consolidated Balance Sheets. Significant temporary differences between tax and financial reporting that give rise to net deferred tax assets (liabilities) are as follows for the years ended:

                                                                            IN THOUSANDS
                                                                            DECEMBER 31,
                                                           -------------------------------------------
                                                               1997            1996          CHANGE
                                                           -------------  -------------  -------------
Allowance for Loan Losses                                     $1,907          $1,463          $444
Valuation Allowance on Related Deferred Tax                     (501)           (500)           (1)
Organizational Expenses                                           (3)            -0-            (3)
Premises and Equipment                                          (243)           (243)          -0-
Deferred Compensation for Officers and Directors               1,039             717           322
                                                              ------          ------          ----
                                                              $2,199          $1,437          $762
Unrealized Gain (Loss) On Securities Available-For-Sale          (47)            (49)            2
                                                              ------          ------          ----
TOTAL                                                         $2,152          $1,388          $764
                                                              ======          ======          ====


NOTE 10:    SHAREHOLDERS' EQUITY

Common Stock

          The Corporation has 5,000,000 shares of $5.00 par value common stock authorized and each share carries voting rights of one vote per common share. On May 14, 1997, the shareholders voted to increase common stock authorized shares 3,000,000 resulting in total shares authorized to be 5,000,000 shares. Shares issued and outstanding were 1,616,187 shares, 1,469,670 shares, and 1,469,670 shares at December 31, 1997, 1996, and 1995, respectively. In 1997, 146,517 shares were issued as a result of a ten percent stock dividend.

          The outstanding shares at December 31, 1997, 1996, and 1995 include 170,461 shares, 142,976 shares, and 127,141 shares, respectively, owned by the ESOP.

          Cash dividends paid per share on common stock were $1.20, $1.20, and $1.12 for the years 1997, 1996, and 1995, respectively. The equivalent cash dividends paid, given recognition of the ten percent stock dividend, were $1.20, $1.09, and $1.02 for the years ending 1997, 1996, and 1995, respectively.

Convertible Preferred Stock

          During 1994, the preferred stock shareholders converted all 27,165 shares of outstanding preferred stock into 199,130 shares of common stock. Upon the reacquisition of the shares of convertible outstanding preferred stock through conversion, such reacquired shares have been canceled and have become part of the 43,328 authorized and unissued preferred stock.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:  CONCENTRATION OF CREDIT RISK

          Most loans, commitments, lines-of-credit, and standby letters-of-credit are granted by subsidiaries to their customers in their respective market areas. Most loan customers are also depositors of that subsidiary. The distribution of credits, by type of loan, are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters-of-credit were granted primarily to commercial borrowers. The Subsidiaries, as a matter of policy, do not extend credit to any single borrower or group of related borrowers in excess of 15% of that Subsidiary's capital at the time of the loan closing.

          The Subsidiaries manage their loan portfolios to avoid concentration by industry or loan size to minimize their credit exposure. Commercial loans may be collateralized by the assets underlying the borrower's business such as accounts receivable, equipment, inventory, and real property. Consumer loans such as residential mortgage and installment loans are generally secured by the real or personal property financed. Commercial real estate loans are generally secured by the underlying real property and rental agreements. The ultimate collectibility of a substantial portion of the subsidiary's loan portfolio and the recovery of a substantial portion of the carrying amount of the foreclosed real estate are susceptible to changes in the local market conditions.

NOTE 12:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          The Subsidiaries of the Corporation are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters-of-credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the Statement of Financial Position. The contract amounts of those instruments express the extent of involvement the Subsidiaries have in particular classes of financial instruments.

          Loan commitments are made to accommodate the financial needs of the Subsidiaries' customers. Standby letters-of-credit commit the Subsidiaries to make payments on behalf of customers if certain specified future events occur. Primarily, they are issued to support public and private borrowing arrangements including commercial paper, bond financing, and similar transactions. Historically, approximately 90 percent of the standby letters-of-credit expire unfunded.

          Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Subsidiaries' normal credit policies. Collateral is obtained based on management's credit assessment of the customer. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result from them.

          There were $21,706 thousand in variable rate commitments and $-0-thousand in fixed rate commitments at year end 1997. There were $33,254 thousand in variable rate commitments and $3,222 thousand in fixed rate commitments at year end 1996.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  COMMITMENTS AND CONTINGENT LIABILITIES

          Four of the Subsidiaries of the Corporation lease properties for their branch facilities under non-cancelable operating leases which contain renewal or purchase options. Rent expense under these leases was $114 thousand for the year ended December 31, 1997, $128 thousand for the year ended December 31, 1996, and $114 thousand for the year ended December 31, 1995.

          Future minimum lease payments in thousands of dollars, excluding real estate taxes and insurance, for the years ending December 31 are as follows:

                1998                                            $ 97
                1999                                              78
                2000                                              55
                2001                                              34
                2002                                              34
                Thereafter                                        68
                                                                ----
                TOTAL                                           $366
                                                                ====

          In the ordinary course of business, there are various legal proceedings pending against or involving the Corporation or its Subsidiaries. Management, after consultation with legal counsel, does not consider that the anticipated impact, if any, arising from such pending legal proceedings is expected to have a material adverse affect upon the consolidated financial position and consolidated results of operations of the Corporation.

NOTE 14:  REGULATORY MATTERS

          The Corporation is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. As a bank holding company, the Corporation's activities are limited to the business of banking and activities closely related or incidental to banking.

          The payment of dividends to shareholders by Commercial BancShares, Inc. is not encumbered by any restrictive provisions in its long-term indentures. There are, however, limitations set by law on the amount of funds available to Commercial BancShares, Inc. from its subsidiaries. Dividends may be paid out of funds legally available therefore subject to the restrictions set forth in West Virginia Code, Section 31A-4-25, which provides that prior approval of the West Virginia Commissioner of Banking is required if the total of all dividends declared by a state bank in any calendar year will exceed the bank's net profits for that year combined with its retained net profits for the preceding two years. The amount of funds legally available for distribution of dividends by the Subsidiaries to the Corporation without prior approval from regulatory authorities at December 31, 1997 was $8,728 thousand.

          At December 31, 1997, all of the Corporation's subsidiaries qualified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Corporation must maintain minimum Total and Tier I risk-based, and Tier I leverage ratios set forth in the table below. There are no conditions or events that management believes have changed the Corporation's category.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 14:  REGULATORY MATTERS  (CONTINUED)

          The following table summarizes the Corporation's actual consolidated total and Tier 1 risk-based capital amounts and ratios, and leverage capital amounts and ratios, as well as regulatory minimums, for the years ended:

                                                                                        FOR CAPITAL
                                                     ACTUAL                          ADEQUACY PURPOSES
                                                ---------------   -----------------------------------------------------------
                                                AMOUNT  PERCENT                 AMOUNT                          PERCENT
                                            (THOUSANDS)                       (THOUSANDS)
AS OF DECEMBER 31, 1997
  Total Capital (to Risk-Weighted
    Assets)                                     $45,393 15.31%    (greater than or equal to) $23,720 (greater than or equal to) 8.0%
  Total Tier I Capital (to Risk-Weighted
    Assets)                                     $41,687 14.06%    (greater than or equal to) $11,860 (greater than or equal to) 4.0%
  Tier I Capital-(Leverage)(to Adjusted
    Total Assets)                               $41,687  9.77%    (greater than or equal to) $12,803 (greater than or equal to) 3.0%

AS OF DECEMBER 31, 1996
  Total Capital (to Risk-Weighted Assets)       $44,100 15.67%    (greater than or equal to) $22,508 (greater than or equal to) 8.0%
  Total Tier I Capital (to Risk-Weighted
    Assets)                                     $40,583 14.42%    (greater than or equal to) $11,254 (greater than or equal to) 4.0%
  Tier I Capital-(Leverage)(to Adjusted
    Total Assets)                               $40,583  9.87%    (greater than or equal to) $12,330 (greater than or equal to) 3.0%

                                                                            TO BE WELL CAPITALIZED
                                                                            UNDER PROMPT CORRECTIVE
                                                                              ACTION PROVISIONS:
                                                        --------------------------------------------------------------
                                                                    AMOUNT                          PERCENT
                                                                  (THOUSANDS)
AS OF DECEMBER 31, 1997
  Total Capital (to Risk-Weighted Assets)               (greater than or equal to) $29,650  (greater than or equal to) 10.0%
  Total Tier I Capital (to Risk-Weighted Assets)        (greater than or equal to) $17,790  (greater than or equal to)  6.0%
  Tier I Capital-(Leverage)(to Adjusted Total Assets)   (greater than or equal to) $21,338  (greater than or equal to)  5.0%
AS OF DECEMBER 31, 1996
  Total Capital (to Risk-Weighted Assets)               (greater than or equal to) $28,135  (greater than or equal to) 10.0%
  Total Tier I Capital (to Risk-Weighted Assets)        (greater than or equal to) $16,881  (greater than or equal to)  6.0%
  Tier I Capital-(Leverage)(to Adjusted Total Assets)   (greater than or equal to) $20,549  (greater than or equal to)  5.0%

          The Corporation maintained average reserves of approximately $750 thousand in 1997 with the Federal Reserve Bank as required by the depository agency.

NOTE 15:  POST-RETIREMENT BENEFIT PLANS

          The Corporation maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all eligible employees of the Corporation and its subsidiaries that qualify under the Plan's provisions. Annual contributions are provided in such amounts as the Board of Directors of the Corporation may determine and amounted to $430 thousand, $430 thousand, and $460 thousand in 1997, 1996, and 1995, respectively. Contributions are allocated among participants based on paid compensation. ESOP owned shares are considered outstanding for earnings per share purposes and dividends paid on these shares are treated as ordinary dividends.

NOTE 16:  EXECUTIVE AND DIRECTOR BENEFIT PLANS

          Five of the Subsidiaries of the Corporation have established Directors' Deferred Income Plans and Executive Supplemental Income Plans that cover certain directors and officers of their respective banks which defer payment of directors' fees and officer income. The payment of the directors' fees will commence at such time as the director reaches age 65. The Executive Supplemental Income Plan is a non-contributory plan with benefits payable upon retirement of the officer.

          The subsidiary banks are funding the future payments of these plans through an investment with a value of $5,070 thousand and $4,264 thousand in 1997 and 1996, respectively. The expense recorded for the future liability was $947 thousand, $523 thousand, and $365 thousand in 1997, 1996, and 1995, respectively.

NOTE 17:  TRANSACTIONS WITH DIRECTORS AND OFFICERS

          Some of the officers and directors (including their affiliates, families, and entities in which they are principal owners) of the Corporation and its Subsidiaries are customers of the Subsidiaries and have had, and are expected to have, transactions with the Subsidiaries in the ordinary course of business. In addition, some officers and directors are also officers and directors of corporations which are customers of the Subsidiaries and have had, and are expected to have, transactions with the Subsidiaries in the ordinary course of business. These transactions with officers and directors were made on the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with the general public and none of these transactions involve more than the normal risk of collectibility or present other unfavorable features.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 17:  TRANSACTIONS WITH DIRECTORS AND OFFICERS  (CONTINUED)

          Indebtedness of related parties is summarized as follows for the years ended:

                                                    IN THOUSANDS
                                                    DECEMBER 31,
                                      ------------------------------------
                                             1997               1996
                                      ------------------  ----------------
BALANCE AT BEGINNING OF YEAR                   $ 15,914          $ 15,597
    Repayments                                  (17,372)          (14,516)
    Borrowings                                   16,074            14,833
                                               --------          --------
BALANCE AT END OF YEAR                         $ 14,616          $ 15,914
                                               ========          ========

NOTE 18:  OTHER OPERATING EXPENSES

          The following represents the major expense classifications included in other operating expenses for the years ended:

                                                      IN THOUSANDS
                                                      DECEMBER 31,
                                    -------------------------------------------
                                         1997            1996          1995
                                    ---------------  ------------  ------------
EDP Processing and Services               $  284         $ 379         $ 412
Professional and Directors' Fees          $1,243         $ 621         $ 997
Advertising and Public Relations          $  307         $ 405         $ 302
Deposit and Liability Insurance           $  148         $ 117         $ 551
Franchise and Other Taxes                 $  348         $ 367         $ 281

NOTE 19:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS Number 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.

          Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                    IN THOUSANDS
                                        DECEMBER 31, 1997    DECEMBER 31, 1996
                                       -------------------  -------------------
                                       CARRYING ESTIMATED   CARRYING ESTIMATED
                                        AMOUNT  FAIR VALUE   AMOUNT  FAIR VALUE
FINANCIAL ASSETS
  Cash and Short-Term Investments      $ 33,133  $ 33,133   $ 24,271  $ 24,271
  Marketable Securities                $ 68,725  $ 69,292   $ 75,021  $ 75,386
  Loans                                $308,919  $309,002   $297,515  $295,620
FINANCIAL LIABILITIES
  Demand Deposits                      $ 95,148  $ 95,148   $ 89,851  $ 89,851
  Savings and Time Deposits            $270,464  $269,879   $269,989  $269,734
  Other Borrowings and Liabilities     $ 13,585  $ 13,585   $  7,540  $  7,540

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 19:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)

Cash and Short Term Investments

          The carrying amounts reported in the Consolidated Balance Sheet for cash, cash equivalent deposits, and Federal funds sold approximate those assets' fair values.

Federal Funds Sold

          For Federal Funds Sold, the carrying value approximates its fair value.

Investment Securities

          Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans

          For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

Deposits

          The fair values disclosed for demand and savings deposits (for example, interest and non-interest bearing checking accounts, regular savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Off-Balance-Sheet Instruments

          Commitments to extend credit were evaluated and fair value was based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair values of these commitments approximate their carrying value.

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

          The following financial statements reflect the financial position and results of operations of Commercial BancShares, Inc. (Parent Company Only).

                            CONDENSED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                        --------------------------------------
                                                                               1997                1996
                                                                        ------------------  ------------------
ASSETS
  Cash and Due from Banks (Substantially All from Subsidiaries)                $ 2,355,424         $ 3,052,368
  Accounts Receivable                                                              893,029             640,616
  Investment Securities - Available-for-Sale                                       651,697             484,636
  Investment in Subsidiaries (Equity Basis)                                     38,618,802          35,937,326
  Loans                                                                            360,873             248,654
  Premises and Equipment - Net                                                     947,781             352,978
  Other Assets                                                                     354,518             924,612
                                                                               -----------         -----------
TOTAL ASSETS                                                                   $44,182,124         $41,641,190
                                                                               ===========         ===========
LIABILITIES
  Other Liabilities                                                            $ 1,983,820         $   645,900
                                                                               -----------         -----------
     TOTAL LIABILITIES                                                         $ 1,983,820         $   645,900
                                                                               -----------         -----------
SHAREHOLDERS' EQUITY
  Common Stock ($5.00 Par Value: 5,000,000 Shares Authorized: Issued
   and Outstanding Shares; 1,616,187 in 1997 and1,469,670 in 1996)             $ 8,080,935         $ 7,348,350
  Additional Paid in Capital                                                    15,114,143          10,260,865
  Undivided Profits                                                             18,669,248          23,247,030
  Unrealized Gain on Securities Available-for-Sale, Net of
   Applicable Deferred Income Taxes                                                333,978             139,045
                                                                               -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                                $42,198,304         $40,995,290
                                                                               -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $44,182,124         $41,641,190
                                                                               ===========         ===========

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 20:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                              DECEMBER 31,
                                                      -------------------------------------------------------------
                                                             1997                 1996                 1995
                                                      -------------------  -------------------  -------------------
REVENUE
  Interest Income                                             $   13,585           $   12,627           $   21,471
  Management Fees from Subsidiaries                            1,493,728            1,205,511            1,064,863
  Dividends from Subsidiaries                                  2,293,000            1,942,000            4,621,000
  Other Dividend Income                                              -0-                3,191                  -0-
  Other Income                                                    17,715                7,976               71,595
  Security Gains                                                     -0-                  -0-                  -0-
                                                              ----------           ----------           ----------
    TOTAL REVENUE                                             $3,818,028           $3,171,305           $5,778,929
                                                              ----------           ----------           ----------
EXPENSES
  Employee Compensation and Benefits                          $1,772,686           $1,290,039           $1,242,682
  Occupancy Expense, Net of Revenues                              71,477               62,064               61,366
  Furniture and Equipment Expense                                428,589              190,314              255,792
  Other Operating Expenses                                     1,827,807              564,733              449,707
                                                              ----------           ----------           ----------
    TOTAL EXPENSES                                            $4,100,559           $2,107,150           $2,009,547
                                                              ----------           ----------           ----------
Income (Loss) before Income Taxes, Equity in
 Undistributed Net Income of Subsidiaries                     $ (282,531)          $1,064,155           $3,769,382
Applicable Income Taxes (Benefit)                               (791,925)            (329,781)            (386,777)
                                                              ----------           ----------           ----------
Income before Equity in Undistributed Net Income of
 Subsidiaries                                                 $  509,394           $1,393,936           $4,156,159
Equity in Undistributed Net Income (Loss)                      2,427,631            3,387,075              589,344
                                                              ----------           ----------           ----------
NET INCOME                                                    $2,937,025           $4,781,011           $4,745,503
                                                              ==========           ==========           ==========

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 20:  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    DECEMBER 31,
                                                                ---------------------------------------------------
                                                                    1997                1996                1995
                                                                -----------         -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $ 2,937,025         $ 4,781,011          $4,745,503
                                                                -----------         -----------          ----------
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                                $   260,732         $   110,214          $  152,174
    Net Amortization of Purchase Accounting Adjustments              57,060              64,407              75,722
    Undistributed Net (Income) Loss of Subsidiaries              (2,427,631)         (3,387,075)           (589,344)
    Provision for Deferred Taxes                                     (7,015)             (8,925)            (21,210)
    Income Tax Benefit                                             (784,910)           (320,856)           (365,567)
    Other Changes in Assets and Liabilities                       2,329,746             205,046             361,782
                                                                -----------         -----------          ----------
    TOTAL ADJUSTMENTS                                           $  (572,018)        $(3,337,189)         $ (386,443)
                                                                -----------         -----------          ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                        $ 2,365,007         $ 1,443,822          $4,359,060
                                                                -----------         -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Subsidiaries                                   $  (150,000)        $       -0-          $      -0-
  Proceeds from Sale of Capitalized Assets                              -0-                 -0-               1,458
  Net (Increase) Decrease in Loans                                 (112,219)              6,677                 -0-
  Capitalized Expenditures                                         (855,535)            (40,634)           (242,940)
  Purchases of Investments Available-for-Sale                       (15,254)           (446,027)                -0-
                                                                -----------         -----------          ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                        $(1,133,008)        $  (479,984)         $ (241,482)
                                                                -----------         -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                        $       -0-         $       -0-         $    88,105
  Proceeds from Sale of Treasury Stock                                  -0-                 -0-             317,040
  Payment for Fractional Shares of Converted Preferred
   Stock                                                                (97)               (205)               (995)
  Cash Dividends Paid                                            (1,928,846)         (1,763,604)         (1,637,497)
                                                                -----------         -----------         -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        $(1,928,943)        $(1,763,809)        $(1,233,347)
                                                                -----------         -----------         -----------
NET INCREASE (DECREASE) IN CASH                                 $  (696,944)        $  (799,971)        $ 2,884,231
CASH AT BEGINNING OF YEAR                                         3,052,368           3,852,339             968,108
                                                                -----------         -----------         -----------
CASH AT END OF YEAR                                             $ 2,355,424         $ 3,052,368         $ 3,852,339
                                                                ===========         ===========         ===========
SUPPLEMENTARY DISCLOSURE OF CASH FLOWS INFORMATION
  Cash Paid during the Year for:
    Interest                                                     $      -0-         $      -0-           $      -0-
    Income Taxes                                                 $2,501,066         $2,862,802           $1,945,381

          Principal sources of revenues for the Corporation are dividends received from its subsidiary banks and fees for services provided to its Subsidiaries.

          Loans and extensions of credit from an affiliate must be secured in specified amounts. The Corporation had no borrowings outstanding from any of its subsidiary banks during 1997.

                  COMMERCIAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS OF DOLLARS EXCEPT FOR PER COMMON SHARE AND CASH DIVIDENDS PAID INFORMATION)

                                     FIRST   SECOND    THIRD   FOURTH
1997                                QUARTER  QUARTER  QUARTER  QUARTER   TOTAL
----
  Interest Income                   $8,170   $8,321   $8,316   $ 8,453   $33,260
  Net Interest Revenue              $4,699   $4,784   $4,785   $ 4,761   $19,029
  Provision for Possible Loan Loss  $  111   $  116   $  145   $   888   $ 1,260
  Net Operating Revenue             $1,719   $1,954   $1,749   $(1,123)  $ 4,299
  Applicable Income Taxes           $  625   $  627   $  561   $  (451)  $ 1,362
  Net Income                        $1,094   $1,327   $1,188   $  (672)  $ 2,937
  Applicable to Common Stock        $1,094   $1,327   $1,188   $  (672)  $ 2,937
  Per Common Share                  $  .68   $  .82   $  .74   $  (.42)  $  1.82
  Cash Dividends Paid Common Stock  $ .273   $  .30   $  .30   $   .30   $  1.17

1996
----
  Interest Income                   $7,627   $7,772   $7,969    $8,077   $31,445
  Net Interest Revenue              $4,369   $4,517   $4,564    $4,601   $18,051
  Provision for Possible Loan Loss  $  130   $  117   $  111    $  101   $   459
  Net Operating Revenue             $1,436   $1,752   $1,832    $2,065   $ 7,085
  Applicable Income Taxes           $  428   $  592   $  656    $  628   $ 2,304
  Net Income                        $1,008   $1,160   $1,176    $1,437   $ 4,781
  Applicable to Common Stock        $1,008   $1,160   $1,176    $1,437   $ 4,781
  Per Common Share                  $  .63   $  .72   $  .73    $  .88   $  2.96
  Cash Dividends Paid Common Stock  $ .273   $ .273   $ .273    $ .273   $  1.09

1995
----
  Interest Income                   $7,365   $7,654   $7,728    $7,678   $30,425
  Net Interest Revenue              $4,461   $4,464   $4,465    $4,483   $17,873
  Provision for Possible Loan Loss  $  107   $  111   $  111    $   89   $   418
  Net Operating Revenue             $1,711   $1,902   $1,755    $1,553   $ 6,921
  Applicable Income Taxes           $  595   $  673   $  561    $  347   $ 2,176
  Net Income                        $1,116   $1,229   $1,193    $1,207   $ 4,745
  Applicable to Common Stock        $1,116   $1,229   $1,193    $1,207   $ 4,745
  Per Common Share                  $  .69   $  .76   $  .74    $  .75   $  2.94
  Cash Dividends Paid Common Stock  $ .255   $ .255   $ .255    $ .255   $ 1. 02

                     HARMAN, THOMPSON, MALLORY & ICE, A.C.
                          Certified Public Accountants

                          Independent Auditors' Report

Board of Directors
Commercial BancShares, Inc.
Parkersburg, West Virginia

          We have audited the accompanying consolidated balance sheets of Commercial BancShares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial BancShares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

                                        /s/ Harman Thompson, Mallory & Ice, A.C.

Parkersburg, West Virginia
March 6, 1998

                 Towne Square, Parkersburg, West Virginia 26102



Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III
--------

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   DIRECTORS

The following persons are currently serving as Directors of Commercial:

Bruce Bingham (68), Ravenswood, West Virginia.  Director since 1985.    Mr.
     Bingham is retired from active employment with JCB, where he served as President from 1983-1990. He became a Director of JCB in 1968, and Chairman of the Board of Directors of JCB in 1995.

Frank L. Christy (50), Marietta, Ohio and Vero Beach, Florida.  Director since
     1983.    Mr. Christy is a Real Estate Developer and was a Director of CB&T
     from 1977-1990.

A. Vernon Criss, III   (43), Vienna, West Virginia.  Director since 1985.    Mr.
     Criss is the President of Century Block, Inc., and Century Limestone, Inc., Vice President of Atlas Towing Company, and Secretary-Treasurer of Bluestone Quarries, Inc. He was a Director of CB&T from 1984-1988.

Gary R. Davis (53) Sistersville, West Virginia.  Director since 1994.    Mr.
     Davis has been Chairman of Union Bank of Tyler County since January 1, 1995, and Chief Executive Officer since 1974. He was President from 1974 through 1994. He has been a Director of UBTC since 1974.

Wilson Davis (74) Pennsboro, West Virginia.  Director since 1994.    Mr. Davis
     is the retired Director of the Ritchie County Educational Trust. He is President and Chairman of The Community Bank. He became a Director of Community in 1974.

Carl E. Dollman (74) Vienna, West Virginia.  Director since 1987.    Mr. Dollman
     retired in 1986 from First Federal Savings and Loan Association of Parkersburg where he had served as President. He became a director of CB&T in 1987.

James A. Meagle, Jr. (52) Marietta, Ohio.  Director since 1992.    Mr. Meagle
     has been President of The Dime Bank since 1980. He became a Director of Dime in 1980.

David L. Mendenhall (54) Paden City, West Virginia.  Director since 1994.    Mr.
     Mendenhall has been President and Chief Executive Officer of Bank of Paden City since 1976. He became a Director of Paden City in 1976.

William E. Mildren, Jr. (53) Vienna, West Virginia.  Director since 1983.    Mr.
     Mildren is Chairman, President and Chief Executive Officer of Commercial and Chairman of CB&T. He is a Director of CB&T, JCB, Dime and UBTC. He became a Director of CB&T in 1977, Chairman in 1987.

Jack F. Poe (75) Parkersburg, West Virginia.  Director since 1983.    Mr. Poe is
     retired from CB&T, where he served as President for four years. He became associated with CB&T in 1954, and has served as a Director of CB&T since 1972. He is a life trustee of Marietta College.

Robert E. Richardson, Sr. (83) Marietta, Ohio.  Director since 1992.    Mr.
     Richardson is Chairman of Richardson Printing Company in Marietta, Ohio. He became a Director of Dime in 1985 and has served as its Chairman since 1986.

W. S. Ritchie, Jr. (70) Ravenswood, West Virginia.  Director since 1985.   Mr.
     Ritchie retired in 1988 as Commissioner of the West Virginia Department of Highways. He previously was affiliated with Ashland Coal Company, Inc. and Hobet Mining Company. He became a Director of JCB in 1967.

Susan S. Ross (54) Vienna, West Virginia.  Director since 1983.    Mrs. Ross is
     the former Chairman of Storck Baking Company, Inc., and was a Director of CB&T from 1982-1988.

Donald L. Scothorn (68) Parkersburg, West Virginia.  Director since 1994.    Mr.
     Scothorn has been President and Chief Executive Officer of Commercial Banking and Trust Company since August 1992. He has served as Chairman of the Board and Director of F&M since November 1987. He became a Director of CB&T in 1989 and of Paden City in 1994.

James L. Wahle (61) Doylestown, Pennsylvania.  Director since 1994.    Mr. Wahle
     is President of Accu-Sort Systems, Inc. He was President of Kardex Systems, Inc., in Marietta, Ohio, from 1994 to 1996. Before joining Kardex he was President and CEO of Spacesaver Corporation.

Thomas N. Webster (78) Vienna, West Virginia.  Director since 1983.    Mr.
     Webster is the Vice Chairman of Commercial. He is retired from CB&T, where he served as Executive Vice President. He became a Director of CB&T in 1982, and JCB in 1985.

Morris B. Wilkins (73) Scotrun, Pennsylvania.  Director since 1987.    Mr.
     Wilkins is President of Caesars Pocono Resorts, Scotrun, Pennsylvania. He served as Chairman of the Board, President and Director of F&M from 1982 to 1987.


                               EXECUTIVE OFFICERS

A description of the executive officers of Commercial and its subsidiaries as of March 27, 1998, follows.


Name                    Age  Position                        Business Experience
----------------------- ---  ------------------------------- -------------------
William E. Mildren, Jr.  53  Chairman, President, and        President and Chief
                             Chief Executive Officer         Executive Officer,
                             of Commercial                   Commercial and CB&T
Gary R. Davis            53  Chairman & Chief Executive      Chairman and President,
                             Officer of UBTC                 Hometown; President & CEO,
                                                             UBTC
Thomas M. Lookabaugh     46  President and Chief Executive   President and Chief Executive
                             Officer, Jackson                Officer, Jackson
James A. Meagle, Jr.     52  President and Chief Executive   President and Chief Executive
                             Officer, Dime                   Officer, Dime
David L. Mendenhall      54  President and Chief             Vice President, Hometown;
                             Executive Officer, Paden City;  President and CEO, Paden City
                             Sr. Vice Pres., Commercial
Donna L. Perine          43  President and Chief Executive   President and Chief Executive
                             Officer, F&M                    Officer, F&M
Patty S. Poling          64  Cashier and Chief Executive     Cashier and Chief Executive
                             Officer, Community              Officer, Community
Donald L. Scothorn       68  President and Chief Executive   Executive Vice President
                             Officer, CB&T; Chairman,        and Chief Lending
                             F&M; Senior Vice Pres.,         Officer, CB&T
                             Commercial
Larry G. Johnson         50  Executive Vice President and    Secretary-Treasurer,
                             Chief Financial Officer,        Commercial; Executive
                             Commercial; Corporate           Vice President and Chief
                             Secretary, Commercial           Financial Officer, CB&T

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

                 Summary of Cash and Certain Other Compensation

          The following table shows, for the fiscal years ending December 31, 1995, 1996 and 1997, the cash compensation paid by Commercial and its subsidiaries, as well as certain other compensation paid or accrued for those years, to executive officers whose total annual salary and bonus exceeded $100,000.

                                                          Annual Compensation
                                      ---------------------------------------------------------
                                                                                    Other
Name and                                                                            Annual          All Other
Principal                                                                          Compen-           Compen-
Position                        Year       Salary($)          Bonus($)/1/        sation($)/2/      sation($)/3/
----------------------------  --------  ----------------  -----------------  ------------------  ---------------
Wm. E. Mildren, Jr.               1997         $144,000             $70,319             $28,254          $11,532
Chairman, President               1996         $144,000             $49,581             $25,529          $ 9,830
and CEO, Commercial               1995         $130,020             $51,584             $30,207          $11,168

Donald L. Scothorn                1997         $106,020             $63,626             $12,640          $11,532
President and CEO,                1996         $100,020             $56,685             $12,323          $ 9,830
CB&T                              1995         $ 92,520             $66,145             $13,760          $11,168

Larry G. Johnson                  1997         $ 74,700             $52,238             $ 9,292          $ 9,022
Exec. Vice Pres. &                1996         $ 74,700             $38,560             $ 9,086          $ 8,399
CFO, Commercial                   1995         $ 71,100             $41,628             $ 9,510          $10,436

Thomas M. Lookabaugh              1997         $ 71,550             $46,703             $ 4,200          $ 8,410
President & CEO,                  1996         $ 67,500             $38,027             $ 4,200          $ 7,220
Jackson                           1995         $ 60,000             $41,054             $ 6,810          $ 7,149

/1/  Bonus is paid in January of the following year.

/2/ "Other Annual Compensation" includes amounts paid by Commercial and its Subsidiaries as Directors Fees.

/3/ "All Other Compensation" includes contributions to Commercial BancShares Employee Stock Ownership Plan (with 401(k) provisions) to match pre-tax elective deferral contributions (included under Salary and Bonus) made to the Plan, and optional corporate contributions to the Plan.

                         Change In Control Arrangements

          Effective November 1, 1996, Commercial entered into employment continuity agreements with Mr. Mildren, Jr., and Mr. Johnson. In effecting the agreements, the Board recognized that, as a publicly held corporation, the possibility of a change in control exists. The Board believes that assurances of employment security will secure the continued services of Commercial's key operational and management executives in the performance of both their regular duties and such extra duties as may be required of them during periods of uncertainty, enable Commercial to rely on such executives to manage its affairs during any such period with less concern for personal risks, and enhance Commercial's ability to attract new key executives as needed. The Board did not enter into the agreements in a belief that a change in control was imminent.

          The agreements have identical provisions and become operative only upon a change in control of Commercial. A change in control occurs if: (1) any individual, firm, corporation, partnership or other entity (other than an employee benefit plan of the company) becomes the owner or beneficial owner of 20% or more of the combined voting power of the outstanding securities (other than as a result of an issuance of securities initiated by Commercial, or open market purchases approved by the Board, as long as the majority of the Board approving the purchases are directors at the time the purchases are made); or
(2) as the direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger or other business combination, a sale of assets, a contested election of directors, or any combination of these transactions, the Continuing Directors cease to constitute a majority of Commercial's Board, or any successor's board, within two years of the last of such transactions. "Continuing Director" means any member of Commercial's Board while a member of the Board, and who (1) was a director of Commercial before the transactions described above or (2) whose subsequent nomination for election or election to the Board was recommended or approved by a majority of the Continuing Directors.

    Under the agreements, if the executive is employed by Commercial on the control change date, Commercial will continue to employ the executive for three years, or until his normal retirement date, whichever is earlier. During that period, the terms and conditions of the executive's employment, including salary, bonuses, and employee benefit plans and programs, are to be fixed as of the day before the control change date. The executive is entitled to continued compensation if the executive's employment terminates during the employment period, but subject to executive's offer to work that is rejected by Commercial. The executive is entitled to continued compensation equal to three times the executive's base period income (paid in 36 monthly installments) if the executive is terminated by Commercial without cause ("cause" being limited to executive's acts of theft, embezzlement, fraud, or moral turpitude), or if executive voluntarily terminates employment within six months after (a) the executive does not receive salary increases, bonuses, and incentive awards comparable to the salary increases, bonuses, and incentive awards the executive received in prior years or, if greater, that other executives in comparable positions receive in the current year; or (b) executive's compensation or employment related benefits are reduced; or (c) executive's status, title(s), office(s), working conditions or management responsibilities are diminished; or
(d) executive's place of employment is changed in any way without Executive's consent. Within 12 months after a change in control, the executive may voluntarily terminate his employment with Commercial and, in such event, will be entitled to receive continued compensation equal to his base period income, paid in 12 equal monthly installments, and shall be free from the covenants not to compete which are operative under other events of termination.

    The agreements were effective as of November 1, 1996, and continue automatically in effect through December 31, 1996, and thereafter through each successive December 31 unless Commercial notifies the executive in writing 30 days before the end of any calendar year that the agreement shall terminate as of the end of that calendar year. After a change in control, Commercial may not terminate the agreement for 36 months, and the agreement automatically continues in effect from year to year thereafter unless Commercial notifies the executive in writing 30 days before the end of the initial 36-month period or 30 days before any anniversary of the end of that period that the agreement shall terminate as of that date.

          Compensation Committee Interlocks and Insider Participation

    The Compensation Committee (the "Committee") consists of the following persons: James L. Wahle, Carl E. Dollman, Susan S. Ross, George Couch, Robert L. Hartley, and Neil Wynn. Messrs. Wahle and Dollman and Mrs. Ross are non-officer directors of Commercial. Messrs. Couch, Hartley and Wynn are non-officer directors of subsidiaries of Commercial. None of the members of the Committee are employees or former or current officers of Commercial or its subsidiaries.

    All of the directors who are members of the Committee and their associates, including affiliates and related interests, are customers of Commercial and/or subsidiaries of Commercial and some of these directors and their associates, including affiliates and related interests, are directors or officers of, or investors in, corporations or members of partnerships or have an interest in other entities that are customers of Commercial and/or such subsidiaries. As such customers, they have had transactions in the ordinary course of business with Commercial and/or such subsidiaries, including borrowings, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility.

                           Compensation of Directors

    Beginning in June 1988, a monthly fee of $250 was paid by Commercial to Directors who were not Directors of subsidiary banks. In addition during 1996, Directors received $100 for each meeting of the Board of Directors attended. Directors who were not active officers of Commercial or its subsidiaries also received $100 for each committee meeting attended. Effective January 1, 1997, the meeting fees for non-employee Directors were increased to $300 for Board meetings and $200 for committee meetings.

Performance Adjusted Fees:

    At the recommendation of outside consultants engaged to advise Commercial regarding incentive compensation for its officers and appropriate fee levels for Directors, Commercial adopted a system of fee adjustments based on the performance of the company. The adjustments paid to Directors increase as corporate objectives regarding return on assets are achieved or exceeded. In considering the level of adjustment, the consultants also examined the fees paid by banks and holding companies of comparable size with similar performance. For 1997, an adjustment of $1,720 along with regular Board and Committee Fees was paid to Commercial's directors who were not active officers of Commercial.

    During 1996 Directors of Commercial who were also directors of subsidiary banks were paid for their services to the banks according to the standard arrangements and performance adjusted fees in effect at each bank. There were no other arrangements pursuant to which any Director was compensated for services as a Director.

    DIRECTORS DEFERRED INCOME PLAN

    Commercial, CB&T, Dime, F&M, Jackson and Paden City have established Directors Deferred Income Plans with certain Directors that defers payment of director's fees until the director reaches age 65. For those directors whose age was 65 or older at the time the plan was established, the payment of directors' fees is deferred for five to seven years.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              ---------------------------------------------------

    To Commercial's knowledge, the only persons or groups that may be deemed to own beneficially 5% or more of Commercial's outstanding common stock as of March 27, 1998 are the following:

                                        Shares
Name and Address                     Beneficially  Percent of
of Beneficial Owner                     Owned        Class
---------------------------------  --------------  ----------
Commercial BancShares, Inc.             172,022       9.93%
Employee Stock Ownership Trust
(with 401(k) provisions)
    Parkersburg, WV

                      COMMON STOCK OWNERSHIP OF MANAGEMENT
                      ------------------------------------

The following table sets forth certain information regarding beneficial ownership of Commercial's Common Stock, as of March 25, 1998, by (i) each of Commercial's directors, (ii) each of Commercial's executive officers named in the compensation table below and (iii) Commercial's executive officers and directors as a group.

                                               Number of Shares   Nature of   Percent
Name                                          Beneficially Owned  Ownership  of Class
--------------------------------------------  ------------------  ---------  ---------
Bruce Bingham                                       10,333         Direct       *
                                                     2,809        Indirect      *

Frank L. Christy                                     9,460         Direct       *
                                                     4,032        Indirect      *

A. Vernon Criss, III                                   220         Direct       *
                                                    39,023        Indirect      2.25%

Gary R. Davis                                       22,491         Direct       1.30%
                                                     5,755        Indirect      *

Wilson Davis                                        12,071         Direct       *

Carl E. Dollman                                      3,931         Direct       *

Larry G. Johnson                                     4,990         Direct       *
                                                     6,276        Indirect      *

Thomas M. Lookabaugh                                   276         Direct       *
                                                     5,563        Indirect      *

James A. Meagle, Jr.                                 2,548         Direct       *
                                                     1,885        Indirect      *

David L. Mendenhall                                 10,332         Direct       *
                                                     3,139        Indirect      *

William E. Mildren, Jr.                             53,137         Direct       3.07%
                                                    10,479        Indirect      *

Donna L. Perine                                        434         Direct       *
                                                     2,502        Indirect      *

Jack F. Poe                                          5,731         Direct       *

Patty S. Poling                                        950         Direct       *
                                                     1,912        Indirect      *

Robert E. Richardson, Sr.                            1,919         Direct       *
                                                    11,699        Indirect      *

W. S. Ritchie, Jr.                                   5,894         Direct       *

Susan S. Ross                                        2,200         Direct       *

Donald L. Scothorn                                  13,506         Direct       *
                                                     5,398        Indirect      *

James L. Wahle                                         484         Direct       *

Thomas N. Webster                                    3,029         Direct       *

Morris B. Wilkins                                      220         Direct       *
                                                    39,983        Indirect      2.31%

Executive officers and directors as a group        164,156         Direct       9.48%
    (21 persons)
                                                    38,782        Indirect      8.11%

______________________________
*  Reflects ownership of less than 1% of the outstanding common shares.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain Directors and Executive Officers of Commercial and its subsidiaries and their associates were customers of and had transactions with Commercial and its subsidiaries in the ordinary course of business during 1996. Loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not include more than normal risk of collectibility or present other unfavorable features.

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

     (2)  Financial Statement Schedules

          The following consolidated financial statements and report of independent auditors of Commercial BancShares, Incorporated and subsidiaries are included in Item 8:

     INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Report of independent auditors

     Consolidated balance sheets--December 31, 1997 and 1996

     Consolidated statements of income--Years ended December 31, 1997, 1996 and 1995

     Consolidated statements of shareholders' equity--Years ended December 31, 1997, 1996 and 1995

     Consolidated statements of cash flows--Years ended December 31, 1997, 1996 and 1995

     Notes to consolidated financial statements--December 31, 1997

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Listing of Exhibits

     INDEX TO EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

     Exhibit Number

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

     10.1 Change in Control Agreement between Commercial and William E. Mildren, Jr., dated November 1, 1996 (filed as Exhibit 10.1 to the Registrant's Form 10-K Annual Report for 1996, and incorporated by reference herein).

     10.2 Change in Control Agreement between Commercial and Larry G. Johnson, dated November 1, 1996 (filed as Exhibit 10.2 to the Registrant's Form 10-K Annual Report for 1996, and incorporated by reference herein).

     10.3 Agreement and Plan of Merger among Gateway Bancshares, Inc., Commercial BancShares, Incorporated, and CWV Holding Company, Inc., dated as of August 15, 1997 (filed as Exhibit 2 to Registrant's Form 8-K Current Report dated August 15, 1997, and incorporated by reference herein).

     10.4 Agreement and Plan of Merger by and between WesBanco, Inc.,
          Commercial BancShares, Incorporated, and CBI Holding Company, dated as of September 30, 1997 (filed as Exhibit 10.1 to Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1997, and incorporated by reference herein).

     11.  Statement Re Computation of Per Share Earnings

     21.  Subsidiaries of the Registrant

     23.  Consent of Independent Auditors

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)  Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules Required by Regulation S-X

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

                              COMMERCIAL BANCSHARES, INCORPORATED
                              -----------------------------------
                              (Registrant)


                            By: /s/ William E. Mildren, Jr.      3/30/98
                            ----------------------------------------------------
                              William E. Mildren, Jr.
                              Chairman, President and
                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William E. Mildren, Jr.  3/30/98
----------------------------------------
William E. Mildren, Jr.
Chairman, President and
Chief Executive Officer

/s/ Bruce Bingham            3/30/98
----------------------------------------
Bruce Bingham
Director


----------------------------------------
Frank L. Christy
Director


----------------------------------------
A. Vernon Criss, III
Director


----------------------------------------
Gary R. Davis
Director

/s/ Wilson Davis             3/30/98
----------------------------------------
Wilson Davis
Director

/s/ Carl E. Dollman          3/30/98
----------------------------------------
Carl E. Dollman
Director

/s/ James A. Meagle, Jr.     3/30/98
----------------------------------------
James A. Meagle, Jr.
Director

/s/ David L. Mendenhall      3/30/98
----------------------------------------
David L. Mendenhall
Director

/s/ Larry G. Johnson         3/30/98
----------------------------------------
Larry G. Johnson
Executive Vice President and
Chief Financial Officer

/s/ Jack F. Poe              3/30/98
----------------------------------------
Jack F. Poe
Director


----------------------------------------
Robert E. Richardson
Director

/s/ W. S. Ritchie, Jr.       3/30/98
----------------------------------------
W.S. Ritchie, Jr.
Director

/s/ Susan S. Ross            3/30/98
----------------------------------------
Susan S. Ross
Director

/s/ Donald L. Scothorn       3/30/98
----------------------------------------
Donald L. Scothorn
Director


----------------------------------------
James L. Wahle
Director

/s/ Thomas N. Webster        3/30/98
----------------------------------------
Thomas N. Webster
Director


----------------------------------------
Morris B. Wilkins
Director